Form 10KSB
period 1997-12-31
MILLENNIUM SPORTS MANAGEMENT INC
filed 1998-03-31
CIK 904075

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-KSB


(Mark One)
[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997


[   ]       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from...........to...............


                        Commission File Number 0-22042


                      MILLENNIUM SPORTS MANAGEMENT, INC.
                (Name of small business issuer in its charter)



NEW  JERSEY                                                           22-3127024
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)



                                 ROSS' CORNER
                     U.S. HIGHWAY 206 AND COUNTY ROUTE 565
                           AUGUSTA, NEW JERSEY 07822
                   (Address of principal executive offices)


Issuer's telephone number: (973) 383-7644

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:
  Common Stock, no par value

  Warrants to Purchase Common Stock

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes..X.. No.....

  Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to the Form 10-KSB. [   ]

  The issuer's revenues for its most recent fiscal year were $656,554.

  The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 20, 1998, was $28,964,552.



                        (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDING DURING THE PAST FIVE YEARS)
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes.....No......


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
The number of shares outstanding of the issuer's common stock, no par value, as of March 20, 1998 was 6,658,563.


                   Documents Incorporated by Reference: None

                                     PART I



  Unless otherwise indicated, all descriptions of and references to the Company's common stock, and all share and per share information, contained in this report have been adjusted to give effect to a 1-for-10 reverse stock split effected by the Company on and as of November 7, 1996.


  From June 1, 1994 to April 13, 1995, the Company operated as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code, as more fully described in this report.



ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

  Millennium Sports Management, Inc., formerly known as Skylands Park Management, Inc. (the "Company"), was incorporated in the State of New Jersey in August 1991. The Company has developed a regional sports entertainment and recreation center in Sussex County, New Jersey, known as the Skylands Park Sports and Recreation Center (the "Complex"). Sussex County is located in the heart of New Jersey's "Skylands" region (comprised of the counties of Sussex, Warren, Passaic, Morris and Hunterdon), approximately 50 miles northwest of New York City. The Complex has been designed with a view to addressing both the entertainment interests and the sports and other recreational needs of the region's diverse population (including interest in spectator sports, and the need for equipment and practice facilities for participatory sports and activities), including tourists who visit the region regularly. The Company also seeks to take advantage of the related market for sporting goods, sports apparel and sports collectibles.

  The centerpiece of the Complex is Skylands Park, which is a 4,300 seat professional baseball stadium ("Skylands Park"), and is, among other things, the home of the New Jersey Cardinals (the "Team"), a Class "A" Minor League affiliate of the St. Louis Cardinals Major League baseball franchise of the National League. The Company has a minority ownership interest in Minor League Heroes, L.P., the limited partnership that owns the Team. The Team is a member of the New York-Penn League. Skylands Park was placed in operation in April 1994, and the Team has played all of its home games at Skylands Park during the 1994 through 1997 Minor League baseball seasons.

  During the 1997 calendar year, in addition to the Team's 38 regular season home games, Skylands Park hosted a total of 91 college, high school and other amateur games, including 18 home games of the Sussex County Colonels (the "Colonels"), a member of the summer Atlantic Collegiate Baseball League (the "ACBL"), and the ACBL All-Star Game.

  The remainder of the Complex follows a courtyard village design theme, and includes a recreation facility containing batting cages, a soft-play area, sports video parlor, mini-gym, children's party room and sports collectibles store; a wholesale and retail sporting goods outlet;

and an exhibit hall. The Company is currently exploring potential alternate uses of the exhibit hall.

  In 1994 through 1996, the Company published six issues of BarnStorming: New
                                                            -----------------
Jersey's Baseball Magazine, a quarterly baseball magazine edited by Phil Pepe, a
--------------------------
nationally syndicated sports columnist and author. The Company did not realize a profit from the magazine, and the Company has discontinued publication of BarnStorming.
------------

  The Company currently operates, in the Complex, a Skylands Sporting Goods store, which sells, both at retail and at wholesale, a broad range of sporting goods relating to baseball and other sports, and Team paraphernalia and apparel.

  In 1998, the Company has entered into agreements with affiliates of Golf Stadiums, Inc., William F. Rasmussen and Glenn J. Rasmussen, in implementation of such parties' October 1997 letter of intent, with respect to the development, through a joint venture corporation known as Stadium Capital, Inc. ("Stadium Capital"), of a "Stadium Golf" resort destination (including two 18-hole golf courses) in Naples, Florida. The Company currently holds 50% of the outstanding capital stock of Stadium Capital, for which the Company has contributed to Stadium Capital an aggregate of $150,000 in cash, and up to 3,000,000 Class D Warrants of the Company (to the extent required to support a pending private placement of convertible notes and warrants of Stadium Capital) exercisable through June 30, 2001. In addition, the Company has paid the sum of $25,000 to Golf Stadiums, Inc. in reimbursement of certain pre-organization expenses relating to Stadium Capital, and has agreed to issue to two affiliates of the Rasmussens an aggregate of 1,000,000 Class D Warrants of the Company exercisable from time to time through March 31, 2003 (subject to a restriction prohibiting any shares issuable thereunder from being sold or transferred at any time prior to March 31, 2000 without the Company's written consent).

  The Company also intends to utilize the professional skills and collective sports-related backgrounds of its management team to provide strategic, financial and operational consulting services to small to mid-sized professional franchise owners and sports facility operators. However, the Company has not yet entered into any definitive consulting arrangements.

  The Company filed a voluntary petition for reorganization with the United States Bankruptcy Court for the District of New Jersey (the "Court") on June 1, 1994. The Company made such filing with a view to fostering a more orderly payment and resolution of the Company's obligations. On April 13, 1995, with the requisite approval of the Company's creditors, the Court approved and confirmed the Company's proposed plan of reorganization (the "Plan"). See "Item 6 - Management's Discussion and Analysis or Plan of Operations - Plan of Reorganization" below.


SKYLANDS PARK


  The first and most significant of the businesses of the Company is the operation of Skylands Park, which includes clubhouses, concession stations and press accommodations as well as 10 private "skybox" suites. Each suite contains indoor and outdoor seats overlooking the field and offers other amenities, including private food and beverage service. These suites are available for leasing primarily on an annual basis.

  It is anticipated that the Team will play all of its home games during each Minor League baseball season at Skylands Park. The Company rents Skylands Park to the Team for a base rent of $1,100 per game plus utilities (prorated based on usage) and a 20% share of signage revenues, and the Company is entitled to retain all parking fees generated at Team games.

MINOR LEAGUE BASEBALL AT SKYLANDS PARK

  The Company has executed a long-term lease (running through September 2008, subject to prior termination) with Minor League Heroes, L.P. ("Heroes"), the owner of the Team. The Team is a Class "A" Minor League affiliate of the St. Louis Cardinals Major League franchise.

  The Minor Leagues are organized as the National Association of Professional Baseball Leagues and currently consist of four levels of playing ability. These levels, in descending order, are Class AAA, Class AA, Class A and Rookie. Each level has various organized leagues based upon geographic area. The New York-Penn League concluded its 57th year of operation in 1997, and is the longest continuously operating Class "A" professional baseball league in North America. Currently, the League has 14 franchises, all of which are affiliated with a Major League baseball franchise. One franchise is located in Ontario, Canada, two franchises are located in Pennsylvania, two franchises are located in Massachusetts, one franchise is located in Vermont, seven franchises are located in New York State, and one franchise (the Team) is located in New Jersey.

  The Team has been affiliated with the St. Louis Cardinals Major League franchise since 1982, and currently operates under a player development contract which expires after the 2002 Minor League season.

  During the 1994 Minor League season, the Team held 38 regular-season and four playoff home games at Skylands Park. During each of the 1995, 1996 and 1997 Minor League seasons, the Team held 38 regular season home games at Skylands Park. Average attendance for each of these games exceeded 4,000 paid admissions. All ticket receipts from Team home games played at Skylands Park are revenues belonging to the Team.

  In the first quarter of 1994, the Company purchased limited partnership interests in Heroes, and the Company now owns a 16.82% interest in Heroes.

OTHER EVENTS AT SKYLANDS PARK

  Based on its experience in the 1994 through 1997 seasons, the Company believes that baseball at Skylands Park will not be limited to the professional ranks. College games, both regular and post-season tournament play, as well as high school and other amateur leagues, have used and continue to seek to use the Skylands Park facilities. In the 1994 calendar year, a total of 53 college, high school and other amateur baseball games were held at Skylands Park, and for the 1995, 1996 and 1997 calendar years, a total of 98, 61 and 91, respectively, amateur baseball games were played at Skylands Park, which included home games of the Colonels, a team which the Company operated in 1995 and 1996, and which leased Skylands Park in 1997. The Company and the owner of the Colonels have since terminated the Colonels' lease at Skylands Park, and the Company has entered into a lease with Ladies Professional Baseball ("LPB") pursuant to which LPB has committed to have its New Jersey franchise play all of its home games at Skylands Park in each of the 1998, 1999 and 2000 baseball seasons.

  In the 1994 calendar year, the Company also held seven concerts at Skylands Park, and leased a portion of the Complex for two professional wrestling events. In 1995, such additional events, including concerts, antique and craft fairs, sports card shows, and art and travelling exhibits, utilized the Company's facilities for a total of 24 calendar dates. Although the Company did not host any such additional events in 1996, and only one concert in 1997, management of the Company is pursuing alternative arrangements for hosting such types of events on a basis which will minimize the Company's risk of incurring losses from such events. All of these events have produced revenue for the Company in the form of concession sales, facility rental fees or ticket sales, parking fees, corporate sponsorship of events, and value enhancement of fence signs and corporate skyboxes; however, in many instances, cash revenues from these events were not sufficient to cover the Company's cash expenses. The profitability of Skylands Park will be largely dependent upon receiving adequate revenues from these ancillary events.

  The Complex also includes a 6,300 square foot exhibit hall, which houses baseball and other sports exhibits of local, regional, and national interest. The Company held a dedication ceremony for the exhibit hall in December 1995, at which time the initial exhibits included a 38-piece collection of limited edition lithographs portraying great moments in Major League baseball parks; photographs, newspapers and paraphernalia chronicling the history of the New Jersey Cardinals franchise and the Sussex County Colonels; commemorative plaques and photographs from the Sussex County Sports Hall of Fame; and autographs and memorabilia of past and present Major League baseball players. Management of the Company is currently considering other potential uses for the exhibit hall space, with a view to generating increased revenues from that space.

LAND ACQUISITION

  The Complex is located on a tract of land owned by the Company, consisting of approximately 28.5 acres located in Frankford Township, New Jersey at the intersection of U.S. Highway 206 and Sussex County Route 565. The land was acquired by the Company at a cost of approximately $1,202,000, and as part of the purchase agreement, the seller of the land agreed to pay up to 50% of the costs for installing certain roads and other sitework improvements. The Company does not expect to receive any such payments in respect of sitework improvements until the seller begins to develop its adjoining properties at some indeterminate time in the future.

CONSTRUCTION OF THE COMPLEX AND GOVERNMENT REGULATIONS

  Baseball facilities to be used by Minor League teams must meet certain standards established by Major League Baseball and the National Association of Professional Baseball

Leagues. Skylands Park has been designed to meet or exceed all such required standards for Class "A" teams. Gould Evans Associates, the architectural consultant for Major League Baseball, has issued its approval of the stadium design on behalf of Major League Baseball.

  The Company has been issued a permanent certificate of occupancy for all of the existing facilities in the Complex, and has received final site plan approval from Frankford Township. The Company has also received and has in effect all other required licenses and permits (including food, beverage and liquor licenses) for the operation of Skylands Park and the Complex. Sales of alcoholic beverages at Skylands Park entails the risk of liability under so-called "dram shop" laws.

THE BARN

  The Company has built a 16,500 square foot indoor recreational facility on the grounds of the Complex, known as "The Barn." The Barn is intended to provide sports and entertainment activities for fans on game days, including facilities for the casual visitor to Skylands Park, for the serious athlete looking to improve his or her skill level in baseball, and for those seeking a specially planned program such as a birthday party or a group sports activity. The Barn is open twelve months a year, and contains five baseball and softball batting cages, a soft-play area, a sports video parlor, a children's party room, a mini-gym for half-court basketball, and an aerobics court. A professional batting/pitching tunnel, which is used by the Team during the Minor League baseball season, is also available for private instruction. The Barn also houses Bob's Hot Corner, which is space subleased by an unaffiliated third party, in which such third party sells sports collectibles for his own account.

SKYLANDS SPORTING GOODS

  Since May 1993, the Company has operated Skylands Sporting Goods as both a retail seller and wholesale distributor of a broad range of sporting goods, including baseballs, bats and gloves, Team paraphernalia and apparel, and equipment related to other sports such as basketball, football and hockey. The store encompasses approximately 3,000 square feet, of which approximately one-half is dedicated to the retail business. It is expected that volume purchasing derived from outfitting school teams, recreation leagues, and local amateur teams will enable the Company to provide discounted prices to retail customers.

STADIUM GOLF

  In the first quarter of 1998, the Company began to implement the transactions contemplated by its October 1997 letter of intent with certain affiliates of Golf Stadiums, Inc., William F. Rasmussen and Glenn J. Rasmussen. Pursuant to such transactions, the Company and the Rasmussens' affiliates have formed Stadium Capital, which has as its purpose the planning, construction, development and operation of a "Stadium Golf" resort destination (including two 18-hole golf courses and a related "Stadium" facility containing luxury boxes and/or condominium units, grandstand seating, telecast facilities, professional golf facilities and dining and locker room amenities) in Naples, Florida. The Company currently owns 50% of the outstanding stock of Stadium Capital, in consideration of which the Company has contributed to

Stadium Capital an aggregate of $150,000 in cash, and up to 3,000,000 Class D Warrants of the Company (to the extent required to support Stadium Capital's pending private placement of convertible notes and warrants) exercisable through June 30, 2001. In addition, the Company has paid the sum of $25,000 to Golf Stadiums, Inc. in reimbursement of certain pre-organization expenses relating to Stadium Capital, and has agreed to issue to two affiliates of the Rasmussens an aggregate of 1,000,000 Class D Warrants of the Company exercisable from time to time through March 31, 2003 (subject to a restriction prohibiting any shares issuable thereunder from being sold or transferred at any time prior to March 31, 2000 without the Company's written consent).

  Stadium Capital has entered into binding commitments for the purchase of the land in Naples, Florida on which it proposes to develop this golf facility. Stadium Capital's current budget calls for a total of $66,250,000 to be spent for the acquisition, development and initial promotion of this facility, and Stadium Capital proposes to raise the first $10,000,000 of this budget through its pending private placement, which includes as a feature thereof the right of investors, under certain circumstances, to exchange their convertible notes in Stadium Capital for shares of common stock of the Company (which Stadium Capital would obtain through the exercise of some or all of the Class D Warrants contributed by the Company to Stadium Capital, as described above). There can be no assurance as to whether or when Stadium Capital will be able to obtain any or all of the required financing for its business plan, although the Company is hopeful that its investment in Stadium Capital may eventually enable the Company to avoid the problems of seasonality inherent in the Company's current business.

BARNSTORMING MAGAZINE

  In 1994 through 1996, the Company published six issues of BarnStorming:  New
                                                            ------------------
Jersey's Baseball Magazine, featuring nationally syndicated baseball journalist
--------------------------
Phil Pepe as its Senior Editor. The Company did not realize a profit from the magazine, and the Company has discontinued publication of BarnStorming.
                                                          ------------

INSURANCE

  The Company maintains all-risk and general liability insurance covering personal injury which may be suffered by patrons of Skylands Park and the other facilities in the Complex, with limits of coverage of $1,000,000 per occurrence and $2,000,000 in the aggregate. The Company also maintains approximately $9,000,000 of property damage insurance coverage. The Company is also named as an additional insured on its concessionaire's liability insurance coverage, which includes coverage relating to "dram shop" liability. Although the Company believes that such insurance coverage will be adequate to insure against the risks relating to the ownership and operation of the Complex, there is no assurance that such insurance coverage will continue to be available at commercially reasonable rates, or at all, or that if available, such coverage will be sufficient to insure against potential liability which the Company may incur in the future.

  The Company also maintains casualty and liability coverage in respect of the Skylands Sporting Goods store, in amounts which the Company believes to be normal and customary for such types of operations.

COMPETITION

  Located in northwest New Jersey, Sussex County is part of the State's Skylands region, comprising the counties of Sussex, Warren, Passaic, Morris and Hunterdon. According to a 1993 report of the Sussex County Office of Economic Development and the Sussex County Chamber of Commerce (which report relied in substantial part on information contained in a 1992 survey by the New Jersey Department of Travel & Tourism), the Skylands Region generated $1.6 billion in tourism expenditures in 1991, with Sussex County accounting for more than $125 million. Approximately 4,200 people in Sussex County are employed in tourism-related jobs. Among Sussex County's major tourist attractions are Action Park, Wild West City, Waterloo Village, and Space Farms. Other recreation facilities, including the Meadowlands sports facility located in East Rutherford, New Jersey, are also within driving distance from Sussex County. However, the closest Minor League baseball franchises are a Class "A" New York-Penn League team located in Hudson Valley, New York, which is approximately a 55-mile drive from Skylands Park, a Class "AAA" team located in Scranton, Pennsylvania, which is approximately a 70-mile drive from Skylands Park, and a Class "AA" team located in Trenton, New Jersey, which is approximately a 110-mile drive from Skylands Park; and, in addition, developers in the new independent Atlantic League have announced that they are building and/or have proposed the construction of minor league-sized baseball stadiums in Newark, Camden, Somerset and Atlantic City, New Jersey. The closest Major League baseball franchises are the New York Yankees and the New York Mets, respectively located in Bronx County and Queens County, New York. The Company's revenues have been generated primarily from ticket and concession sales generated from events scheduled at Skylands Park (other than Team events), parking fees from events at Skylands Park (including Team games), a percentage of advertising charges for the rental of signs and other advertising at Skylands Park, and the Company's recreational facilities, sporting goods store and other businesses. Although the Company believes that Sussex County is a growing market for sports-oriented entertainment, especially as a result of its growing tourism attractions, there can be no assurance that the Company will be successful in marketing its businesses. In this connection, the Company is competing with established companies having substantially greater financial resources than those of the Company, and there can be no assurance that the Company will be able to successfully compete against such companies for the public's entertainment expenditures. The Company's sporting goods business also competes with sporting goods stores operating in the locality of the Complex, and national mail order and catalogue businesses.

EMPLOYEES

  As of March 20, 1998, the Company had a total of nine employees, consisting of four full-time employees and five part-time employees. The Company also hires additional part-time employees in the spring through the fall season, as required for the operation of Skylands Park in connection with games and other events.

  None of the Company's employees is represented by any labor union or other collective bargaining unit. The Company has not experienced any significant degree of employee turnover, and the Company believes that its relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

THE COMPLEX

  The Company's primary property consists of the 28.5 acres (approximate) on which Skylands Park and the Complex are located. Such land is located in Frankford Township, New Jersey at the intersection of U.S. Highway 206 and Sussex County Route 565. In addition to the Company's lease with the Team (described below), the Company has also entered into rental agreements for the use of Skylands Park and/or other portions of the Complex with the NCAA, colleges, high schools, LPB, the Colonels, concert promoters, and a professional wrestling promoter.

LEASE WITH THE TEAM

  The Company has entered into a long-term lease (the "Stadium Lease") for Skylands Park with Heroes, the owner of the Team. Under the terms of the Stadium Lease, the Company was required to construct and make available to Heroes a new Minor League baseball stadium for the Team to play its home games by the spring of 1994. The Stadium Lease commenced June 1, 1994 and expires September 30, 2008. Under the Stadium Lease, Heroes is currently obligated to pay rent of $1,100 per game scheduled to be played at Skylands Park subject to adjustment in certain instances. Such rent is subject to a 10% increase effective at the beginning of each of the 2001 and 2005 Minor League baseball seasons. The rent is payable in installments (each approximately 50%) on August 1 and October 1 of each year. Heroes may cancel the Stadium Lease if: (a) Skylands Park is not constructed as required by the terms of the Stadium Lease,
(b) Skylands Park does not meet all minimum requirements under the Professional Baseball Agreement ("PBA") among the Minor Leagues' governing organizations, or
(c) at any time during any Minor League baseball season, Skylands Park does not meet the requirements as set forth in the PBA. In addition, Heroes may terminate the Stadium Lease after the Minor League baseball seasons of 2003, 2004, 2005, 2006 and 2007 during the period from October 1 through November 30 if: (i) the average paid attendance for the immediately preceding baseball season was less than 900 people per game, and (ii) the Team did not realize an operating profit in its previous fiscal year. The Stadium Lease will automatically terminate if the New York-Penn League is disbanded, or if the Team is required to relocate from Skylands Park or is disbanded by the New York-Penn League or Major League Baseball (other than for reasons of Heroes' or the Team's bankruptcy, financial mismanagement or non-compliance with rules and regulations). In the event of such termination, a penalty of $70,000 will be payable by Heroes to the Company. Heroes may voluntarily cancel the Stadium Lease by payment of a lump sum equal to 75% of the remaining outstanding rent (based upon an assumed $35,000 rent per year). In addition, if the New York-Penn League is disbanded, the Stadium Lease will be terminated without any further obligation of the parties.

  The Team is entitled to play its regular season and post-season home games and hold pre-season training and practice sessions open to the public at Skylands Park. The Team is entitled to exclusive use of the home clubhouse and batting/pitching tunnel on days that Team home games are to be played ("Game Days"). The Company has the right to schedule other activities at Skylands Park for such times as will not materially interfere with the Team's scheduled games.

  All parking facilities are operated by the Company and the Company is entitled to retain all revenues derived therefrom. Heroes is required to provide and pay for the following with respect to Game Days: (i) game staff personnel, such as ushers, ticket takers and P.A. announcers, (ii) security personnel during the Team games and open practices, (iii) medical personnel, and (iv) skybox attendants. The Company is required to provide all utilities but Heroes pays the cost of such utilities pro-rated according to their use.

  Heroes sets admission prices for Game Days and retains all Game Day admission revenues, except that the Company is entitled to establish the price for, and retain all revenues from, admissions to skyboxes at Skylands Park for all events; provided that (a) the price of game tickets for Team games (valued at box seat prices) is payable to Heroes out of the Company's skybox revenues, and
(b) Heroes is provided with one skybox during the Minor League baseball season. On Game Days, Heroes has the exclusive right to sell, and retain revenues from the sale of, food, beverages and souvenirs of the Team. During the off-season, Heroes has the right to use the Skylands Park souvenir shop to sell Team souvenirs subject to paying a 20% commission to the Company on all such sales, or, at Heroes' option, a fixed fee of $825 per month (subject to 10% escalations commencing with each of the 2000 and 2004 Minor League baseball seasons).

  The Company is required, at its sole expense, to (i) perform all maintenance work necessary both before and during the Minor League baseball season to maintain Skylands Park in conformity with standards maintained generally by Minor League baseball facilities, (ii) provide the Team with an administrative office at Skylands Park, and (iii) provide and maintain radio and television broadcast facilities at Skylands Park. Heroes is entitled to all revenues derived from broadcasts of the Team's activities, as well as revenues from the sale of, and advertising in, scorebooks, yearbooks, media guides and other sponsorships associated with the Team. The Company, on the other hand, retains the exclusive right to sell, and retain revenues from the sale of, sponsorships attributable to the name of Skylands Park and the exhibition space within Skylands Park. However, if the Company sells a sponsorship package which includes the name of Skylands Park for in excess of $250,000, Heroes will receive 10% of the price of such sponsorship. Revenues received from sign rentals and certain advertising in Skylands Park are divided 80% to Heroes and 20% to the Company.

  In the event of casualties such as fire, earthquake, rain, flood or any other acts of God, the Company is not required to restore or rebuild Skylands Park, and Heroes may terminate the Stadium Lease. In the event any portion of the property is taken by eminent domain which results in loss of use of Skylands Park by the Team, Heroes may terminate the Stadium Lease. The Company and Heroes have agreed to indemnify each other from all damages, losses and liabilities caused by or arising from any breach of the Stadium Lease.

AGREEMENT WITH LADIES PROFESSIONAL BASEBALL

In February 1998, the Company entered into a lease agreement with Ladies Professional Baseball ("LPB"), which owns and operates a professional women's baseball league which is to include, commencing in the 1998 baseball season, a franchise to be owned and operated by the league and to be known as the New Jersey Diamonds (the "Diamonds"). Pursuant to the lease agreement, the Diamonds are expected to play all of their home games at Skylands Park in each of the 1998, 1999 and 2000 baseball seasons. Base rent under the lease is at the rate of $1,300 per game. In 1998, the Diamonds are scheduled to play 28 home games at Skylands Park, resulting in a base rent of $36,400 for the year, which will be payable (as in each year of the lease) one-half on or before April 1, and one-half on or before August 1. LPB is further responsible for providing game day personnel and security, and the Company is responsible for stadium maintenance, traffic control and parking. LPB is entitled to retain all revenues from admissions to Diamonds games and all revenues from the sale of LPB's souvenirs, and to receive 30% of all receipts from sales of food and non-alcoholic beverage concessions during Diamonds games. The Company will retain 70% of all food and non-alcoholic beverage concession receipts, 100% of alcoholic beverage concession receipts, and 100% of parking fees.

OTHER LEASES

  The Company is party to a lease with Robert Adams d/b/a Bob's Hot Corner ("Adams") which expires on December 31, 1998, pursuant to which the Company is leasing to Adams a 400 square foot area in the Barn, within which Adams operates his own store. The lease provides for average rent of $500 per month plus various escalations calculated as a percentage of annual sales, if any, in excess of $75,000. Adams' store uses the leased space to display and sell trading cards and sports memorabilia except cards depicting or relating to the New Jersey or St. Louis Cardinals or the New York-Penn League. The Company is required to supply heating, cooling and electricity and the use of a cash register, display cases and storage space. Adams is obligated to organize and conduct, for the Company, sports card shows in Skylands Park or any other location reasonably selected by the Company, in consideration of which he will receive 10% of the total fees received by the Company from exhibitors at the shows.

INVESTMENT POLICIES

  The Company generally acquires its assets for the purpose of producing revenues from the use of such assets in the Company's operations. The Company invests any excess cash on hand primarily in interest-bearing demand deposit accounts, short-term certificates of deposit and United States Treasury instruments.

  The Company's primary assets are the land, buildings and improvements constituting the Complex, which is located in Frankford Township, New Jersey, at the intersection of U.S. Highway 206 and Sussex County Route 565. The Company operates such property so as to derive revenues therefrom as described above. The Company owns fee simple title to such property. Such property, and the improvements thereon, are presently subject to a mortgage which secures the current $63,542 unpaid balance of accrued interest of the Creditors' Note issued pursuant to the Company's plan of reorganization (the "Plan"); and as of the date of this report, the Company has set aside funds sufficient to pay such unpaid balance in full. Through December 31, 1997, the Company had expended approximately $14,000,000 (before depreciation) for land acquisition and the planning, development and construction of the Complex.

ITEM 3.  LEGAL PROCEEDINGS

  On June 1, 1994, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition was filed in the United States Bankruptcy Court for the District of New Jersey, and the case was assigned Case No. 94-23761. On April 13, 1995, with the requisite approval of the Company's creditors, the Plan was approved and confirmed by the Court. The Company has implemented the Plan, and is no longer a debtor-in-possession. However, until the Creditors' Note issued under the Plan is paid in full (for which adequate funds are currently set aside), the Company will continue to report to and operate under the review of the independent accountants retained by the official committee of unsecured creditors of the Company. See "Plan of Operations and Management's Discussion and Analysis of Financial Condition and Results of Operations - Plan of Reorganization."

  The Company is not party to any other material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                                 PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

  The following represents the range of reported high ask and low bid quotations for the Company's common stock on a quarterly basis since January 1, 1996, as reported on the SmallCap Market of the National Association of Securities Dealers Automated Quotation System (NASDAQ). None of such quotations have been adjusted to reflect the 1-for-10 reverse stock split in respect of the Common Stock, which became effective on November 7, 1996.


Period                          High     Low
------                          ----     ---

1st Quarter 1996               $1.125  $0.40
2nd Quarter 1996               $0.53   $0.21
3rd Quarter 1996               $0.437  $0.125
4th Quarter 1996               $0.75   $0.25

1st Quarter 1997               $1.72   $0.25
2nd Quarter 1997               $2.125  $0.75
3rd Quarter 1997               $2.44   $1.50
4th Quarter 1997               $5.125  $2.03

1st Quarter 1998
  (through March 20, 1998)     $5.56   $2.69


  In November 1996, in order to create additional available authorized but unissued shares of common stock, and in an effort to increase the market price of the common stock (in anticipation of stricter NASDAQ listing requirements), the Company effected a 1-for-10 reverse stock split in respect of the then-outstanding common stock.

  On March 20, 1998, the closing bid price for the Company's common stock was $4.44, and the Company had 290 stockholders of record as of that date. The Company believes that there are in excess of 2,000 beneficial owners of common stock of the Company.

RECENT SALES OF UNREGISTERED SECURITIES

  In the past three years, in addition to options granted under the Company's 1993 Stock Option Plan (see Item 10 below), the Company consummated a private placement in August 1995 of 69,789 shares of common stock of the Company at a price of $23.275 per share. After deducting finder's fees and sales commissions, the Company received net proceeds of $1,500,000 from this private placement. The issuance of such shares in such private placement was exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, based upon representations and warranties made by the three purchasers thereof as to their status as offshore buyers and their covenants and agreements not to offer or sell the subject shares within the United States at any time such as would disqualify the private placement from the exemption under Regulation S.

DIVIDEND POLICY

  The Company has not previously paid any dividends on its common stock and for the foreseeable future intends to continue its policy of retaining any earnings to finance the operation and development of its business. In addition, pursuant to the Plan, the Company is not permitted to pay any dividends on its common stock until all required payments under the Plan have been made.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

  The following discussion and analysis should be read in conjunction with the information set forth in the financial statements and notes thereto included in this report.

PLAN OF OPERATIONS

  Prior to Skylands Park beginning to host events and generate revenues in the second quarter of 1994, the Company was a development stage entity that did not generate any significant operating revenues. During this period, the Company's primary activities were limited to planning the construction and development of Skylands Park and the Complex; obtaining financing for Skylands Park and the Complex, primarily through the private placement of common stock and warrants in March 1993, the sale of common stock and Class A Warrants as part of an initial public offering consummated on October 1, 1993, and short-term borrowings in March and April 1994; and completing a substantial portion of Skylands Park and the Complex. Skylands Park is a 4,300 seat professional baseball stadium which, among other things, has been and will be leased for sports and other entertainment events.

  In the second quarter of 1994, the Company received a temporary certificate of occupancy for Skylands Park (as well as the sporting goods store/ticket office, the Team clubhouse/administrative offices, and the maintenance building). Beginning with the 1994 Minor League baseball season, the Team, which is a member of the New York-Penn League, has played all of its home games at Skylands Park. The Company has a minority ownership interest in Minor League Heroes, L.P. ("Heroes"), which is the limited partnership that owns the Team. During the 1994 calendar year, in addition to the Team's 38 regular season home games and 4 playoff games, Skylands Park also hosted 53 college and other amateur baseball games, seven concerts and two professional wrestling events; however, such events only generated limited amounts of revenues for the Company, due in part to the fact that certain portions of the Complex were either incomplete or otherwise non-operational as further described below.

  The remaining portions of the Complex follow a courtyard village design theme, and include a recreation facility containing batting cages, a sports video parlor, mini-gym, children's party room and sports collectibles store; a wholesale and retail sporting goods outlet; and an exhibit hall.

  From June 1, 1994 to April 13, 1995, the Company operated as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code. On April 13, 1995, the Court approved the Company's plan of reorganization (the "Plan"), and the Company has implemented the Plan. Under the Plan, the Company expects to pay all of its pre-petition liabilities at their original principal amounts. See "-Plan of Reorganization" below.

  The construction of Skylands Park and the Complex was suspended from June 1, 1994 through December 31, 1994. The Company obtained the Court's permission and sufficient financing (primarily through the issuance and exercise of Class B Warrants) to enable the Company to resume construction and development work on Skylands Park and the Complex during the first quarter of 1995. Substantially all of such facilities are completed and in operation, and the Company has obtained a certificate of occupancy for such facilities.

  For the 1995 calendar year, in addition to the Team's 38 regular season home games, Skylands Park hosted a total of 98 amateur baseball games (including 21 Colonels home games and the ACBL All-Star Game). Other events (including concerts, antique and craft fairs, sports card shows, and art and traveling exhibits) were held at the Company's facilities for a total of 24 calendar dates in 1995. For the 1996 season, the Company held a total of 61 college and high school baseball games, including 17 Colonels games, at Skylands Park; and in the 1997 season, the Company held a total of 91 college and high school baseball games, including 18 Colonels games and the ACBL All-Star Game, at Skylands Park. The Company has terminated its lease with the Colonels and has entered into a new lease with Ladies Professional Baseball for the 1998, 1999 and 2000 baseball seasons.

  In 1994 through 1996, the Company published six issues of BarnStorming: New
                                                            -----------------
Jersey's Baseball Magazine, a baseball magazine edited by Phil Pepe, a
--------------------------
nationally syndicated sports columnist and author. The Company did not realize a profit from the magazine, and the Company has discontinued publication of BarnStorming.
------------

  The Company currently operates, in the Complex, a Skylands Sporting Goods store, which sells, year-round both at retail and at wholesale, a broad range of sporting goods relating to baseball and other sports, and Team paraphernalia and apparel. The Company also operates the Barn, a year-round recreational facility in the Complex, which contains batting cages, a sports video parlor, mini-gym and children's party room, and a subleased space in which an unaffiliated third party sells sports collectibles.

  The Company has acquired a 50% stock interest in Stadium Capital, which is a start-up joint venture between the Company and certain affiliates of Golf Stadiums, Inc., William F. Rasmussen and Glenn J. Rasmussen. Stadium Capital has been formed for the purpose of designing, developing and operating a "Stadium Golf" resort destination in Naples, Florida. The prospects for this joint venture are substantially dependent upon Stadium Capital raising substantial debt and/or equity financing, of which there is no assurance.

  The Company also intends to utilize the professional skills and collective sports-related backgrounds of its management team to provide strategic, financial and operational consulting services to small to mid-sized professional franchise owners and sports facility operators. However, the Company has not yet entered into any definitive consulting arrangements.

  The Company anticipates receiving approximately $40,000 per year in rent from the Team, which management does not believe will constitute a significant portion of the Company's revenues. The Company expects to generate additional revenues from, among other things, the rentals of skyboxes and advertising signs in Skylands Park, the rental of Skylands Park for other sports and entertainment events, the operation of the retail, recreation and other related facilities in the Complex, and its ownership interest in the limited partnership that owns the Team. As of March 20, 1998, the Company had received 1998 season commitments for six skyboxes for an aggregate annual rental of $55,000 (of which the Team is entitled to retain $19,152), which the Company expects to receive prior to the commencement of the Cardinals' season in June 1998. In addition, the Company is entitled to 20% of all revenues from advertising sign rental commitments at Skylands Park, and the Company's 20% share of such revenues in 1997 was approximately $76,000.

  Although the Company does not expect to receive significant rental income from the Team, the Company does expect that it will continue to derive income and cash distributions through its minority ownership interests in Heroes (see "- Purchase of Interest in Heroes" below). Accordingly, the revenues generated by the Team through paid admissions and its ancillary operations will indirectly benefit the Company. A portion of the Company's cash flow in each year of operations has been received in the form of a distribution from Heroes in respect of the Company's share of the net income of Heroes.

SOURCES AND USES OF RESOURCES AND COMPARATIVE ANNUAL RESULTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

  During the year ended December 31, 1997, the Company's revenues were approximately $657,000, consisting of approximately $301,000 of stadium rentals, admissions and parking fees, approximately $97,000 of retail sales, approximately $149,000 of concession sales, and approximately $110,000 of advertising and subscription revenues. Revenues in 1996 were approximately $771,000, with the reduction in revenues from 1996 to 1997 being primarily attributable to a reduction in retail sales due to reduced institutional sales resulting from limited cash flows.

  From 1996 to 1997, total operating expenses were reduced from approximately $1,637,000 in 1996 to approximately $1,518,000 in 1997; this change is attributable to a substantial reduction in the cost of retail sales (corresponding to the reduction in revenues from retail sales). All other categories of operating expenses remained substantially constant from 1996 to 1997.

  The Company incurred a loss of approximately $825,000 in 1997, as compared to a loss of approximately $867,000 in 1996. The decreased loss is attributable primarily to a $53,000 reduction in interest expense, as the Company paid down its interest-bearing pre-petition liabilities during 1997. Due primarily to an 82% increase in the number of weighted average common shares outstanding, loss per share went from $.72 per share in 1996 to $.37 per share in 1997.

  The Company will need to obtain substantial additional financing in 1998. The Company currently has outstanding an aggregate of 927,715 Class A Warrants (each such Class A Warrant entitling the holder to purchase 2.8 shares of common stock at a total price of $2.80), and has authorized for issuance and/or has outstanding an aggregate of 9,500,000 Class D Warrants (each of which is purchasable at $.10 per Class D Warrant and exercisable at $.50 per share of common stock), all of which warrants are currently due to expire on June 30, 1998. Except for the Class D Warrants to be issued to Stadium Capital and to the affiliates of the Rasmussens, the Company has not determined whether or for how long to extend the exercise period of such Class A Warrants or the offering of such Class D Warrants, and regardless of whether or not any of such warrants are extended, there can be no assurance as to whether or when any of such warrants may be exercised. See "--Liquidity and Capital Resources" below.

  Due to the Company's consistent history of operating losses, the likelihood of continuing losses in the future, and the Company's need for additional financing to cover such potential losses and pay its liabilities when due, the opinion of the Company's independent auditors, included in the audited financial statements at Item 7 below, includes a "going concern" qualification, indicating that the foregoing factors raise substantial doubt about the Company's ability to continue as a going concern.

PLAN OF REORGANIZATION

  Pursuant to the Plan, the Company's various pre-petition liabilities, and the administrative expenses relating to the reorganization, are divided into several classifications, which are treated in substantially the following manner.

  First, all previously unpaid administrative claims relating to the reorganization proceedings, and all priority claims (other than tax claims, which are payable over six years or as may otherwise be agreed by the Company and the subject tax authorities), were paid at the time of or shortly after the confirmation of the Plan. The total of such claims was approximately $400,000.

  In April 1995, the Company repaid in full a $200,000 loan which was secured by substantially all of the Company's assets (other than its equity interest in the Team). Total payments in respect of this loan, including all unpaid accrued interest, were approximately $233,000.

  Also in April 1995, the Company paid to Strescon, a mechanic's lienholder in respect of pre-petition liabilities, the sum of approximately $115,000. (The balance of Strescon's claim has been categorized as a general unsecured claim, and is to be paid on a ratable basis with the other unsecured pre-petition liabilities.)

  Also in April 1995, the Company paid $1,600,000 in respect of its pre-petition unsecured liabilities (including payment in full of de minimis claims, and subject to the Company's reservation of rights to contest a limited number of unsecured claims), leaving a balance due in respect of such claims of $2,608,153, which has been and will be payable pursuant to the Creditors' Note. Following the issuance of the Creditors' Note, the Company has made payments on the Creditors' Note primarily out of net equity proceeds received by the Company, leaving a balance of accrued interest of $205,897 under the Creditors' Note as of December 31, 1997 and $63,542 as of March 20, 1998 (for which the Company has paid or set aside funds sufficient to pay such amount in full). The Creditors' Note is secured by substantially all of the assets of the Company, as same are constituted from time to time. Until the Creditors' Note has been paid in full, the Company continues to report to and operate under the review of the independent accountants retained by the official committee of the unsecured creditors of the Company.

  Claims held by insiders (consisting primarily of past directors and executive officers of the Company and certain of their affiliates) in respect of pre-petition obligations (including but not limited to pre-petition loans made to the Company), in the aggregate amount of approximately $339,609, may be paid from time to time after payment in full of the Creditors' Note, as the cash flow of the Company may permit; or, at the option of each insider, may be paid at any time or from time to time in shares of common stock of the Company valued at the then-current market price of such common stock as reported on NASDAQ.

  Equity interests, including interests of shareholders and warrantholders, were not altered or impaired under the terms of the Plan. However, pursuant to the Plan, the Company is not permitted to pay any dividends on its common stock until all required payments under the Plan have been made.

  THE FOREGOING DESCRIPTION OF THE PLAN IS MERELY A SUMMARY OF CERTAIN MATERIAL PROVISIONS THEREOF, AND IS QUALIFIED IN ITS ENTIRETY BY THE SPECIFIC PROVISIONS OF THE PLAN. A COPY OF THE PLAN HAS BEEN FILED BY THE COMPANY AS AN EXHIBIT TO ITS REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary sources of liquidity since its inception have been the sale of shares of common stock to and short-term borrowings from certain shareholders, which were used during the period from inception through March 1993; the net proceeds of approximately $739,000 from a private placement of common stock and warrants, which were used during the period from March 1993 through September 1993; the net proceeds of approximately $5,815,000 from an initial public offering of common stock and Class A Warrants, which were used during the last quarter of 1993 and the first quarter of 1994; short-term borrowings from certain officers, former shareholders and other related and unrelated parties during March, April and May 1994, which were used during the first and the beginning of the second quarter of 1994; net proceeds of approximately $6,830,000 from the exercise of Class A Warrants and Class B Warrants, which were received and used during the fourth quarter of 1994 and in 1995; net proceeds of $1,500,000 from a private placement of common stock in August 1995 (all of which net proceeds were utilized to make a partial prepayment of the Creditors' Note); and net proceeds of $2,475,949 from the issuance and exercise of Class A Warrants, Class D Warrants and underwriter's warrants in 1997 and the first quarter of 1998.

  Substantially all of such capital resources have been utilized for the planning, construction and development of the Complex, for working capital for the Company's operations (including funding shortfalls in the Company's cash flow from operations), for the payment of administrative expenses relating to the Company's reorganization proceedings, and for a $150,000 capital contribution to Stadium Capital. As of December 31, 1997, the Company had capitalized costs of approximately $14,000,000 (before depreciation) for the purchase of land and the development and construction of Skylands Park and the Complex.

  Although the Company derived significant revenues from operations in 1994 through 1997, those revenues were not sufficient to cover operating expenses or produce a positive cash flow. If the Company is unable to generate additional revenues from its existing facilities or develop or acquire additional businesses for operations in the winter months, additional losses may also be expected in 1998 and thereafter.

  As of December 31, 1997, the Company had cash totaling approximately $115,000, substantially all of which has been used or set aside to make the final remaining payment under the Creditors' Note. From January 1 through March 20, 1998, the Company has received cash proceeds of $614,221 from the exercise of Class A Warrants, Class D Warrants and underwriter's warrants, the substantial majority of which proceeds have been applied or set aside in respect of the Creditors' Note and/or utilized for the Company's capital contribution to Stadium Capital. Management believes that the Company is in need of additional liquid resources to enable the Company to sustain operations in 1998, whether through the exercise of its remaining outstanding warrants, through the issuance of other equity securities (including the registered Class D Warrants and shares of common stock underlying the Class D Warrants), and/or from other sources.

  The Company has outstanding 927,715 Class A Warrants, each entitling the holder thereof to purchase, at any time through June 30, 1998, 2.8 shares of common stock of the Company for a total price of $2.80. In addition, the Company has outstanding or reserved for issuance 9,500,000 Class D Warrants, purchasable at $.10 per Class D Warrant and exercisable for one share of Common Stock at a price of $.50 through June 30, 1998. Except for the Class D Warrants to be issued to Stadium Capital and to the affiliates of the Rasmussens, the Company has not determined whether or for how long to extend the exercise period of such Class A Warrants or the offering of such Class D Warrants, and regardless of whether or not any of such warrants are extended, there can be no assurance as to whether or to what extent any of such warrants may be exercised. In addition to such potential equity financing, management of the

Company is exploring possibilities for bank financing or other debt financing, although the Company has no commitments for any such financing.

  The Company's history of operating losses, the likelihood of ongoing operating losses, and the need to raise additional financing to sustain ongoing operations and pay the Company's liabilities as they mature, has caused the Company's independent auditors to include a "going concern" qualification in their opinion on the Company's financial statements as of December 31, 1997 and for the year then ended, as included in Item 7 below. If the Company is unable to raise additional financing, the Company may be required to sell certain assets (such as its interest in the Team) to raise required cash, or may be required to again
seek the protection of the Bankruptcy Court.   Although management continues to
explore various financing alternatives, the Company does not have any commitments with respect to any additional financing.

PURCHASE OF INTEREST IN HEROES

In 1994, the Company purchased limited partnership interests in Heroes, the limited partnership that owns the Team.

  As of December 31, 1997, the Company owned a 16.82% limited partnership interest in Heroes. The cost of the Company's limited partnership interests was $284,375 paid in cash, including $14,875 paid to persons who were then directors and executive officers of the Company.

  The Company is using the equity method to account for its investment in Heroes. The operations of Heroes are highly seasonal because the Team does not play any games during the first and last quarters of the year.

  Historically, the Company's share of the net income of Heroes has been $90,000 or more in each year, and the Company has received cash distributions from Heroes in amounts ranging from $35,000 to $100,000 in each year. On February 10, 1998, the Company received from Heroes the sum of $98,994, representing the Company's full distributions from Heroes with respect to the 1997 year.

SEASONALITY

  The Company's cash flow from operations is significantly greater in each spring, summer and fall than in the winter months when Skylands Park is not rented for outdoor events, and the Company relies upon income generated by its other businesses. In the event that the Company is unable to generate sufficient cash flow from operations during the seasons of full operations, the Company may be required to utilize other cash reserves (if any) or seek additional financing to meet operating expenses, and there can be no assurance that there will be any other cash reserves or that additional financing will be available or, if available, on reasonable terms.

YEAR 2000 COMPLIANCE

  The Company is not dependent to any significant extent on computer systems, and will not be affected to any material extent by Year 2000 issues. Based on its preliminary investigation, the Company believes that it will not be required to incur any material costs or expenses in order to adapt or upgrade its systems to be Year 2000 compliant.

NEW ACCOUNTING PRONOUNCEMENTS

  Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that certain long-lived assets be reviewed for possible impairment and written down to fair value, if appropriate. The Company adopted this new pronouncement in 1996, and the impact of adoption has not had a material effect on the Company's financial statements.

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the statement allows the alternative of continued use of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," with pro forma disclosure of net income and earnings per share determined as if the fair value based method had been applied in measuring compensation cost. The Company provides pro forma disclosure.

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 128, "Earnings Per Share" ("SFAS 128"), which is effective for financial statements for both interim and annual periods ending after December 31, 1997. The Company adopted SFAS 128 in the fourth quarter of 1997. SFAS 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period and excludes all dilution. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding, while also giving effect to all dilutive potential common shares that were outstanding during the period. SFAS 128 had no impact on the loss per share for the year ended December 31, 1996.

ITEM 7.  FINANCIAL STATEMENTS

                                                                Page Number
                                                                -----------

INDEX TO FINANCIAL STATEMENTS                                       22

INDEPENDENT AUDITORS' REPORT                                        23

BALANCE SHEET AS OF DECEMBER 31, 1997                               24

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996                                          25

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996                      26

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 1997 AND 1996                                          27

NOTES TO FINANCIAL STATEMENTS                                       28

                         INDEX TO FINANCIAL STATEMENTS




                                                                PAGE


INDEPENDENT AUDITORS' REPORT                                    23

FINANCIAL STATEMENTS:

  BALANCE SHEETS AT DECEMBER 31, 1997                           24

  STATEMENT OF OPERATIONS FOR THE YEARS
    ENDED DECEMBER 31, 1997 AND 1996                            25

  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
    FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996              26

  STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
    DECEMBER 31, 1997 AND 1996                                  27

  NOTES TO FINANCIAL STATEMENTS                                 28 to 39

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Millennium Sports Management, Inc.
(formerly Skylands Park Management, Inc.)

We have audited the balance sheet of Millennium Sports Management, Inc. (formerly Skylands Park Management, Inc.) as of December 31, 1997 and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millennium Sports Management, Inc. (formerly Skylands Park Management, Inc.) at December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             WISS & COMPANY, LLP

Woodbridge, New Jersey
February 25, 1998, except as to Note 12 for which the date is March 11, 1998

                      MILLENNIUM SPORTS MANAGEMENT, INC.
                   (Formerly Skylands Park Management, Inc.)

                                 BALANCE SHEET
                               DECEMBER 31, 1997


                                                                 ASSETS
PROPERTY AND EQUIPMENT, AT COST,
   LESS ACCUMULATED DEPRECIATION                                           $ 12,799,986

CASH                                                                            115,295

INVENTORIES                                                                      85,170

INVESTMENT IN LIMITED PARTNERSHIP, AT EQUITY                                    485,555
OTHER ASSETS                                                                    108,680
                                                                           ------------
                                                                                                $ 13,594,686
                                                                                                ============
                                                  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
    Amounts due insiders, pursuant to Chapter 11 proceedings               $    339,609
    Accounts payable                                                            250,110
    Accrued interest                                                            209,297
    Accrued compensation - officers and directors                               170,775
                                                                           ------------
           Total Liabilities                                                                    $    969,791

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value; 500,000 shares
    authorized, none issued                                                          -
  Common stock, no par value, stated value $.10
    per share; 20,000,000 shares authorized and
    4,353,607 shares issued                                                    435,361
  Additional paid-in capital                                                17,182,135
  Accumulated deficit                                                       (4,992,601)
                                                                           ------------
           Total Stockholders' Equity                                                             12,624,895
                                                                                                ------------
                                                                                                $ 13,594,686
                                                                                                ============

See accompanying notes to financial statements.

                      MILLENNIUM SPORTS MANAGEMENT, INC.
                   (Formerly Skylands Park Management, Inc.)

                           STATEMENTS OF OPERATIONS

                                                                                                    Year Ended December 31,
                                                                                               --------------------------------
                                                                                                     1997             1996
                                                                                               ---------------  ---------------
 REVENUES:
   Stadium rentals and admissions                                                              $     301,293    $      304,865
   Retail sales                                                                                       96,514           222,499
   Concession sales                                                                                  149,130           147,396
   Advertising and subscription revenues                                                             109,617            95,973
                                                                                               ---------------  ---------------
           Totals                                                                                    656,554           770,733
                                                                                               ---------------  ---------------

 COSTS OF SALES AND SERVICES:
   Costs of stadium operations                                                                       285,287           272,141
   Costs of retail sales                                                                              79,580           206,506
   Selling, general and administrative expenses                                                      783,923           780,936
   Depreciation                                                                                      368,829           377,745
                                                                                               ---------------  ---------------
                                                                                                   1,517,619         1,637,328
                                                                                               ---------------  ---------------

 LOSS FROM OPERATIONS                                                                               (861,065)         (866,595)
                                                                                               ---------------  ---------------

 OTHER INCOME ( EXPENSE ):
     Equity in income of limited partnership                                                          93,985           111,009
     Interest (net)                                                                                  (58,140)         (111,794)
                                                                                               ---------------  ---------------

                                                                                                      35,845              (785)
                                                                                               ---------------  ---------------
 NET LOSS                                                                                      $    (825,220)   $     (867,380)
                                                                                               ===============  ===============

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                                                              2,203,043         1,212,202
                                                                                               ===============  ===============

 BASIC AND DILUTED LOSS PER COMMON SHARE                                                       $       (0.37)   $        (0.72)
                                                                                               ===============  ===============

                      MILLENNIUM SPORTS MANAGEMENT, INC.
                   (Formerly Skylands Park Management, Inc.)

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                             Common Stock
                                                        -----------------------       Additional
                                                           Number                      Paid-in        Accumulated
                                                         of Shares     Amount          Capital          Deficit          Total
                                                        -----------  ----------     -------------   -------------   --------------
 BALANCES, JANUARY 1, 1996                               1,207,727    $ 120,773     $ 15,544,911    $ (3,300,001)    $ 12,365,683

 YEAR ENDED DECEMBER 31, 1996:

   Issuance of common stock:
      For services rendered by an
        officer and an employee                              3,920          392           11,858               -           12,250
      Upon conversion of debt                                3,230          323            9,771               -           10,094
      Upon exercise of warrants                                 10            1               95               -               96

   Net loss                                                     -            -                -         (867,380)        (867,380)
                                                        -----------  ----------     -------------   -------------   --------------

 BALANCES, DECEMBER 31, 1996                             1,214,887      121,489       15,566,635      (4,167,381)      11,520,743


 YEAR ENDED DECEMBER 31, 1997:

   Issuance of common stock upon
         exercise of warrrants:
           Class A warrants, net of costs                  279,720       27,972          210,413                          238,385
           Class D warrants, net of costs                2,725,000      272,500        1,058,921                        1,331,421
   Issuance of common stock for
       services rendered by an officer                       1,500          150              225                              375
   Issuance of common stock upon
       conversion of debt                                   90,000        9,000           36,000                           45,000
   Issuance of Class D Warrants, net of costs                                            300,922                          300,922
   Exercise of options under Stock Option Plan              42,500        4,250            9,019                           13,269
 Net Loss                                                       -            -                -         (825,220)        (825,220)
                                                        -----------  ----------     -------------   -------------   --------------

 BALANCE, DECEMBER 31, 1997                              4,353,607    $ 435,361     $ 17,182,135    $ (4,992,601)    $ 12,624,895
                                                        ===========  ==========     =============   =============   ==============

                      MILLENNIUM SPORTS MANAGEMENT, INC.
                   (Formerly Skylands Park Management, Inc.)

                           STATEMENTS OF CASH FLOWS

                                                                                                Year Ended December 31,
                                                                                             ------------------------------
                                                                                                1997                1996
                                                                                             -------------   --------------
 OPERATING ACTIVITIES:
     Net loss                                                                                $ (825,220)      $   (867,380)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation and amortization                                                          368,829            377,745
         Equity in income of limited partnership                                                (93,985)          (104,109)
         Common stock issued for services rendered                                                  375             12,250
         Changes in operating assets and liabilities:
             Inventory                                                                           39,007              1,688
             Other assets                                                                       (40,945)           (10,766)
             Accounts payable and accrued expenses                                             (299,089)           365,864
                                                                                             -------------   --------------
                 Net cash flows from operating activities                                      (851,028)          (224,708)
                                                                                             -------------   --------------

INVESTING ACTIVITIES:
     Net disbursements of restricted cash                                                             -             24,125
     Purchases of property and improvements                                                     (41,616)           (45,306)
     Distribution from limited partnership                                                       30,469            156,406
                                                                                             -------------   --------------
                 Net cash flows from investing activities                                       (11,147)           135,225
                                                                                             -------------   --------------

FINANCING ACTIVITIES:
    Repayments of creditors' notes payable                                                     (940,627)           (45,029)
    Deferred offering costs                                                                           -            (25,500)
    Proceeds from issuance of common stock
       and warrants, net of costs                                                             1,909,497                 96
                                                                                             -------------   --------------
                  Net cash flows from financing activities                                      968,870            (70,433)
                                                                                             -------------   --------------

NET CHANGE IN CASH                                                                              106,695           (159,916)
CASH, BEGINNING OF YEAR                                                                           8,600            168,516
                                                                                             -------------   --------------
CASH, END OF YEAR                                                                             $ 115,295       $      8,600
                                                                                             =============   ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                                            $ 151,002       $     17,741
                                                                                             =============   ==============
     Income taxes paid                                                                        $      -        $         -
                                                                                             =============   ==============

NON-CASH FINANCING ACTIVITIES:
     Issuance of common stock and warrants upon
       conversion of outstanding debt                                                          $ 45,000       $     10,094
                                                                                             =============   ==============

                      MILLENNIUM SPORTS MANAGEMENT, INC.
                   (FORMERLY SKYLANDS PARK MANAGEMENT, INC.)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION:

         The accompanying financial statements of Millennium Sports Management, Inc. (formerly Skylands Park Management, Inc.) (the "Company") have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of approximately $825,000 and $867,000 for the years ended December 31, 1997 and 1996, respectively. In addition, the Company had an accumulated deficit of approximately $4,992,000 at December 31, 1997. Revenues from operations in 1997 and 1996 were not sufficient to cover operating expenses or produce a positive cash flow from operations. Additional losses are expected in 1998. The Company will require additional working capital to cover anticipated losses and sustain operations in 1998, and will also be required to pay the remaining accrued interest balance of the pre-petition liabilities in 1998 (See Note 2). Accordingly, the Company will need to obtain additional financing through the exercise of outstanding warrants, through the issuance of other equity securities, by bank financing and/or through other sources. Although management continues to explore various financing alternatives, the Company does not have any commitments with respect to any additional financing. In February 1997, the Company's registration statement on Form SB-2 was declared effective. The maximum proceeds sought from this secondary offering approximated $10,000,000. Through December 31, 1997, the net proceeds from the offering amounted to approximately $1,689,000.

         Management is also developing plans to further curtail its general and administrative expenses and is reviewing other revenue generating alternatives, including a variety of entertainment functions. The Company also intends to utilize the professional skills and collective sports-related backgrounds of its management team to provide strategic, financial and operational consulting services to small to mid-sized professional franchise owners and sports facility operators. However, the Company has not yet entered into any definitive consulting arrangements.

         Reference should be made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein for additional information.

NOTE 2 - ORGANIZATION, PROCEEDINGS UNDER CHAPTER 11 AND SUBSEQUENT OPERATIONS:

         ORGANIZATION AND DEVELOPMENT The Company operates a regional sports entertainment and recreation center in Sussex County, New Jersey, known as the Skylands Park Sports and Recreation Center (the "Complex"). The Complex includes a professional baseball stadium ("Skylands Park") used for sports and other entertainment events, and other adjacent recreational and commercial facilities (the "Related Facilities") that include, among other things, a sports apparel and collectibles store, a wholesale and retail sporting goods outlet, batting cages and a video parlor.

                      MILLENNIUM SPORTS MANAGEMENT, INC.
                   (FORMERLY SKYLANDS PARK MANAGEMENT, INC.)

                         NOTES TO FINANCIAL STATEMENTS



         The Company did not have sufficient financing to pay its contractors and other vendors and, as a result, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court (the "Court") for the District of New Jersey on June 1, 1994 (the "Petition Date"). The Company operated as a debtorinpossession subject to the jurisdiction of the Court from the Petition Date through April 13, 1995, the date its plan of reorganization (the "Plan") was confirmed.

         During the years ended December 31, 1997 and 1996, the Company generated only limited amounts of revenues from the events held at Skylands Park and the operation of the Related Facilities and, as a result, the Company incurred significant net losses during such years. Revenues from the rental of Skylands Park to its primary tenant have not and will not be significant. Instead, management expects that the Company will generate revenues primarily from the rental of skyboxes and advertising signs in Skylands Park, the rental of Skylands Park for certain other sports and entertainment events, concession sales, and the operation of the Related Facilities in the Complex. Accordingly, the Company's ability to generate significant additional revenues will be dependent upon, among other things, its ability to generate future attendance at events and the success of its other commercial operations.

         CONFIRMATION OF PLAN OF REORGANIZATION -The Company's Plan was confirmed by its creditors and the Court on April 13, 1995 (the "Confirmation Date"). Since the Confirmation Date, the Company has paid the unsecured prepetition liabilities that were pursuant to the terms of a secured promissory note (the "Creditors' Note"). The Creditors' Note bore interest on the unpaid principal balance at the prime rate plus 3%. The unpaid accrued interest is due and payable on or before April 26, 1998. The Creditors' Note was secured by substantially all of the assets of the Company.

         Claims of "insiders" (generally, the directors and executive officers of the Company and certain of their affiliates) of approximately $339,000 as of the Confirmation Date (including accrued salaries and loans and advances made to the Company) may be paid from time to time after payment in full of the Creditors' Note, as the cash flow of the Company may permit; however, each insider has the option to elect to be paid in shares of common stock of the Company valued at the then current market price of such common stock as reported on "NASDAQ."

         Equity interests, including interests of stockholders and warrant holders, were not altered or impaired under the terms of the Plan. However, the terms of the Plan prohibit the Company from paying dividends until all payments required under the Plan have been made.

         Pursuant to Statement of Position 90-7, the Company did not adopt "freshstart" reporting (and, as a result, revalue all of its assets and liabilities) since the holders of the Company's existing voting stock immediately prior to confirmation held the same relative voting interests after confirmation. In addition, since the Company will be

                      MILLENNIUM SPORTS MANAGEMENT, INC.
                   (FORMERLY SKYLANDS PARK MANAGEMENT, INC.)

                         NOTES TO FINANCIAL STATEMENTS



         paying all of its prepetition liabilities at their original principal amounts, the Company did not recognize any material gain or loss as a result of the confirmation of the Plan.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         ESTIMATES AND UNCERTAINTIES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

         REVENUE RECOGNITION - The Company recognizes revenues from facility rentals and stadium admissions upon official completion of such events, advertising on a pro-rata basis over the minor league baseball season, and retail sales at the time the customer takes possession of the merchandise.

         FINANCIAL INSTRUMENTS - Financial instruments include cash, other assets, accounts payable, accrued interest and amounts due to insiders. The following methods were used in determining the fair value of the financial instruments:

           Cash, other assets, accounts payable and accrued interest - Due to the short-term maturity of these instruments, carrying value approximates fair value.

           Due to insiders - Although it is impractical to determine the current fair value of this liability or its current interest rate because of the lack of an identifiable market for financial instruments with similar characteristics, management considers this liability to approximate its fair value due to the short-term nature of the obligation.

         PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost and are depreciated using straight line and accelerated methods over the estimated useful lives of the assets. The estimated useful lives used in computing depreciation are: buildings and improvements - 40 years, and equipment - 5 to 10 years.

         INVENTORIES - Inventories principally consist of merchandise for resale which is stated at the lower of cost (first-in, first-out method) or market.

         INVESTMENT IN LIMITED PARTNERSHIP - The Company accounts for its direct 16.82% interest in Minor League Heroes, L.P. ("Heroes"), the limited partnership that leases Skyland Park, pursuant to the equity method. Under this method, the proportionate interest in the net income or loss of the limited partnership is reflected in the Company's results of operations. The Company's investment is reduced by any distributions from the limited partnership.

                      MILLENNIUM SPORTS MANAGEMENT, INC.
                   (FORMERLY SKYLANDS PARK MANAGEMENT, INC.)

                         NOTES TO FINANCIAL STATEMENTS



         INCOME TAXES - Deferred tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         CONCENTRATION OF CREDIT RISK - The Company maintains cash in bank accounts. Such bank accounts are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. Uninsured balances, including outstanding checks, totaled approximately $73,000 at December 31, 1997.

         NET INCOME (LOSS) PER COMMON SHARE - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128") which is effective for financial statements for both interim and annual periods ending after December 31, 1997. The Company adopted SFAS 128 in the fourth quarter of 1997. SFAS 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period and excludes all dilution. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding, while also giving effect to all dilutive potential common shares that were outstanding during the period. Such dilutive potential common shares have been excluded since the effect would be anti-dilutive, due to net losses for all periods presented. SFAS 128 had no impact on the loss per share for the year ended December 31, 1996.

                      MILLENNIUM SPORTS MANAGEMENT, INC.
                   (FORMERLY SKYLANDS PARK MANAGEMENT, INC.)

                         NOTES TO FINANCIAL STATEMENTS



         STOCK-BASED COMPENSATION - The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123).

         RECLASSIFICATION - Certain amounts previously reported have been reclassified to conform to current year presentation.

NOTE 4 - PROPERTY AND EQUIPMENT:

         Property and equipment at December 31, 1997 consists of the following:


             Land                                          $ 1,202,342
             Buildings and improvements                     12,377,983
             Equipment                                         493,496
                                                           -----------
                                                            14,073,821
             Less: Accumulated depreciation                  1,273,835
                                                           -----------
                                                           $12,799,986
                                                           ===========

NOTE 5 - INVESTMENT IN LIMITED PARTNERSHIP:

         The Company's statement of operations includes income of $93,985 (1997) and $111,009 (1996) attributable to the Company's equity in Heroes' net income. The carrying value of the investment was reduced by distributions received by the Company of $30,469 in 1997 and $156,406 in 1996.

         Summary balance sheet and operating data for Heroes as of December 31, 1997 and 1996 and for the years then ended follows:

                                           1997                   1996
                                         ----------            ----------
Balance sheet data:
   Current assets                        $1,450,000            $1,402,000
   Noncurrent assets                        805,000               927,000
                                         ----------            ----------
                                         $2,255,000            $2,329,000
                                         ==========            ==========

   Current liabilities                   $  474,000            $  495,000
   Partners' capital                      1,781,000             1,834,000
                                         ----------            ----------
                                         $2,255,000            $2,329,000
                                         ==========            ==========
Operating data:
   Gross receipts                        $1,844,000            $1,864,000
                                         ==========            ==========
   Net income                            $  558,767            $  642,000
                                         ==========            ==========

                      MILLENNIUM SPORTS MANAGEMENT, INC.
                   (FORMERLY SKYLANDS PARK MANAGEMENT, INC.)

                         NOTES TO FINANCIAL STATEMENTS


Note 6 - Commitments:

         COMMITMENTS - The Company has employment agreements with certain officers and employees. Amounts due are as follows:

                Year Ending December 31,
                ------------------------

                         1998                       $234,000
                         1999                        125,000
                                                    --------
                                                    $359,000
                                                    ========


NOTE 7 - STOCKHOLDERS' EQUITY:

         WARRANTS - In December 1997 , the Company again extended the expiration date of the outstanding Class A common stock warrants to June 30, 1998 from the original expiration date of September 23, 1995. The exercise price was reduced from $4.00 to $2.80 per warrant in December 1996, with each warrant continuing to entitle the exercising holder to receive the increased amount of 2.8 shares of the Company's common stock. A total of 894,928 Class A Warrants remain unexercised at December 31, 1997. The Class A Warrants are subject to redemption at $.10 per Class A Warrant on 30 days' prior written notice if the closing bid price of the Company's common stock equals or exceeds $32.70 per share for any 20 trading days within a period of 30 consecutive trading days ending on the fifth day prior to the date of the notice of redemption.

         The Underwriter's Warrants (pursuant to an IPO) were amended, in 1996, to provide for the right to purchase up to an aggregate of 1,500,000 shares of common stock at a price of $.10 per share if exercised prior to November 6, 1997 (or $1.00 per share if exercised thereafter through September 23, 1998) and up to an aggregate of 70,000 Class A Warrants at $.165 each. The Class A Warrants issuable upon exercise of the Underwriter's Warrants cannot be redeemed by the Company. The Underwriter's Warrants grant to the holders thereof certain rights of registration for the securities issuable upon exercise of the Underwriter's Warrants. The Underwriter's Warrants were exercised in full in October 1997, although the Company did not deposit the payment therefor or issue the shares and Class A Warrants thereunder until March 1998.

         In February 1997, the Company authorized the issuance and sale of up to 13,000,000 Class D Warrants. Each Class D Warrant entitles the exercising holder to receive one share of the Company's common stock upon payment of a $.10 per Class D Warrant purchase price and a $.50 per share exercise price. After giving effect to Class D Warrants issued and exercised through December 31, 1997, a total of 10,185,000 Class D warrants remained reserved at December 31, 1997.

         STOCK OPTION PLAN - The Board of Directors of the Company adopted the 1993 Stock Option Plan (the "Stock Option Plan") in April 1993, which became effective in

                      MILLENNIUM SPORTS MANAGEMENT, INC.
                   (FORMERLY SKYLANDS PARK MANAGEMENT, INC.)

                         NOTES TO FINANCIAL STATEMENTS



         August 1993. The Stock Option Plan provides for grants of options to key employees (including officers), non-employee directors and consultants to purchase up to 53,571 shares of common stock which are intended to qualify either as incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code, as amended, or as options which are not intended to meet the requirements of such section.

         The exercise price of all options granted under the Stock Option Plan must be at least equal to the fair market value of the Company's common stock on the date of grant (at least 110% of the fair market value in the case of an ISO granted to a holder of 10% or more of the Company's outstanding common shares). The maximum exercise period for which options may be granted is ten years from the date of grant (five years in the case of an ISO granted to a holder of 10% or more of the Company's outstanding common shares).

         Through December 31, 1997, 49,500 options had been granted under the Stock Option Plan, of which 42,500 options were exercised and 5,000 lapsed in 1997. The remaining 2,000 outstanding options provide for an exercise price of $14.375 per share, are currently exercisable and expire on November 1, 2005. No options were granted in 1997 under the Stock Option Plan.

         SHARES RESERVED FOR ISSUANCE OF COMMON STOCK - Shares of common stock reserved for issuance by the Company as of December 31, 1997 upon exercise of options and warrants were as follows:


             Class A Warrants                          2,505,798
             Underwriter's Warrants for:
               Common stock                            1,500,000
               Class A Warrants                          196,000
             Class D Warrants                         10,185,000
             Stock option plan                             9,071
             Stock award plan                          1,000,000
                                                      ----------
               Total                                  15,395,869
                                                      ==========


         The number of shares issuable have been adjusted pursuant to anti-dilution provisions of the respective warrant agreements for the effects of the Company's 3-for-1 stock split in 1993, the 1994 issuance of the Class B Warrants and Class C Warrants, to reflect voluntary amendments of the terms of the Underwriter's Warrants, to reflect the Company's 1-for-10 reverse stock split in 1996, and to reflect anti-dilution adjustments relating to the authorization of the issuance of 13,000,000 Class D Warrants.

                      MILLENNIUM SPORTS MANAGEMENT, INC.
                   (FORMERLY SKYLANDS PARK MANAGEMENT, INC.)

                         NOTES TO FINANCIAL STATEMENTS



         REVERSE STOCK SPLIT - Effective November 7, 1996, following approval by the Company's shareholders, the Company effectuated a one-for-ten reverse stock split, which has been retroactively reflected in the accompanying financial statements.

         STOCK AWARD PLAN - In December 1996, and subsequently amended in December 1997, the Board of Directors adopted a stock award plan (the "Stock Award Plan") pursuant to which, subject to the achievement of certain targets, the Board of Directors is given the authority to grant, to such members of the Board, executive officers, key employees and consultants to the Company as may be determined by the Board, the right to purchase up to an aggregate of 1,000,000 shares of common stock of the Company at a nominal price for a limited period of time. Up to 250,000 shares of common stock may be awarded from time to time if and after the Company receives gross proceeds of $2,000,000 on or before December 31, 1997 from issuances of equity securities of the Company, and up to an additional 250,000 shares of common stock may be awarded from time to time if and after the Company receives additional gross proceeds (over and above the first $2,000,000) of $2,200,000 or more, on or before December 31, 1998, from issuances of equity securities of the Company. Up to an additional 250,000 shares of common stock may be awarded from time to time if and after the Company achieves a positive cash flows from operations for any two consecutive fiscal quarters, and up to an additional 250,000 shares of common stock may be awarded time to time if and after the Company achieves an operating profit for any two consecutive fiscal quarters. In the event and to the extent that any person to whom any such award may be granted shall fail to timely purchase the subject shares of common stock, then such shares will again become available for award under this plan.

         The Company received gross proceeds in excess of $2,000,000 from issuances of equity securities between the date of the adoption of the Stock Award Plan and December 31, 1997, thereby permitting the award of up to 250,000 shares of common stock of the Company under the first threshold stated above. As of this date, no awards from such 250,000 shares have been made.

                      MILLENNIUM SPORTS MANAGEMENT, INC.
                   (FORMERLY SKYLANDS PARK MANAGEMENT, INC.)

                         NOTES TO FINANCIAL STATEMENTS



NOTE 8 - RELATED PARTY TRANSACTIONS:

         LEASE OF SKYLANDS PARK TO THE TEAM - The Company entered into a long-term lease (the "Stadium Lease") for the use of Skylands Park with Heroes, the owner of the Team, which is a Class "A" minor league affiliate of the St. Louis Cardinals and a member of the New York-Penn League (the "League"). Under the terms of the Stadium Lease, the Company is required to make available to Heroes a minor league baseball stadium for the Team's home games. The Stadium Lease commenced June 1, 1994 and expires September 30, 2008. Under the Stadium Lease, Heroes is obligated to pay rent of $1,100 per game scheduled to be played at Skylands Park subject to adjustment under certain circumstances. Pursuant to this lease, the Company derived rental income of approximately $42,000 in 1997 and $37,000 in 1996. Such rent is subject to a 10% increase effective at the beginning of each of the 2001 and 2005 minor league baseball seasons. Heroes will retain all admission revenues from Team games (except certain revenues from skyboxes that will be retained by the Company) and the net concession revenues generated on the dates of Team games. The Company will operate and retain all revenues derived from parking facilities. Revenues received from sign rentals and advertising in Skylands Park are divided 80% to Heroes and 20% to the Company. Heroes will be required to pay for, among other things, game staff personnel (such as ushers), security and medical personnel, and the cost of utilities pro-rated according to use.

         Heroes may terminate the Stadium Lease after the minor league baseball seasons of 2003, 2004, 2005, 2006 and 2007 during the period from October 1 through November 30 if the average paid attendance for the immediately preceding baseball season was less than 900 people per game and the Team did not realize an operating profit in its previous fiscal year. The Stadium Lease will automatically terminate, and Heroes will be required to pay specified damages to the Company, if the League is disbanded and under certain other circumstances. Heroes may voluntarily cancel the Stadium Lease by paying a lump sum equal to 75% of the remaining outstanding rent (based upon an assumed $35,000, rent per year).

         The amount due from Heroes for the Team's share of utilities, and signage, netted with Team merchandise sold in the Company's sporting goods store and certan loans from Heroes of $30,000, approximated $7,000 at December 31, 1997, and is included in other assets.

                      MILLENNIUM SPORTS MANAGEMENT, INC.
                   (FORMERLY SKYLANDS PARK MANAGEMENT, INC.)

                         NOTES TO FINANCIAL STATEMENTS



NOTE 9 - INCOME TAXES:

         Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences arise principally from net operating loss carryforwards and certain accruals and result in a deferred tax asset of approximately $1,484,000 at December 31, 1997 and $1,192,000 at December 31, 1996.

         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's recurring net losses from operations and lack of a continuing substantial revenue stream, that a full valuation allowance is appropriate at December 31, 1997 and 1996.

         A reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate of 34% and the effective tax rate of income (loss) before income taxes is as follows:

                                                                             Year Ended
                                                                            December 31,
                                                             ------------------------------------------
                                                                     1997                  1996
                                                             --------------------  --------------------
          Computed tax benefit on net loss
            at federal statutory rate                        $          (281,000)  $          (295,000)
          State income tax, net of federal income
            tax effect                                                   (49,000)              (52,000)
          Tax effect of net operating losses not
            currently usable                                             330,000               347,000
                                                             -------------------   -------------------
          Provision (benefit) for income taxes               $              -      $              -
                                                             ===================   ===================

         The significant components of the Company's deferred tax assets as of December 31, 1997 are summarized below:

          Net operating loss tax carryforwards                                     $       1,332,000
          Accrued interest                                                                    84,000
          Accrued compensation  officers and directors                                        68,000
                                                                                   -----------------
                                                                                           1,484,000
          Valuation allowance                                                             (1,484,000)
                                                                                   -----------------
                                                                                   $            -
                                                                                   =================

                      MILLENNIUM SPORTS MANAGEMENT, INC.
                   (FORMERLY SKYLANDS PARK MANAGEMENT, INC.)

                         NOTES TO FINANCIAL STATEMENTS



          The Company has available at December 31, 1997 net operating loss carryforwards totaling approximately $3,356,000 that may be applied against future federal taxable income. The loss carryforwards will expire through 2012. Certain losses are subject to limitation by the provisions of Section 382 of the Internal Revenue Code due to a more than 50% change in ownership which occurred through the sale of common stock.

NOTE 10 - STOCK BASED COMPENSATION:

          The Stock Option Plan (see Note 7) provides for the granting of either incentive stock options or non-qualified stock options to purchase shares of the Company's common stock to officers, directors and key employees responsible for the direction and management of the Company and to non-employee consultants and independent contractors.

          As required by SFAS 123, the Company has determined the pro forma information as if the Company had accounted for stock options granted under the fair value method of SFAS 123. The Black Scholes option pricing model was used with the following weighted-average assumptions; risk-free rate of 6.0%; expected common stock market price volatility factor of 2.81; and an expected life of the options of eight years. The fair value of options granted was $.3125. No options were granted in 1997. The pro forma effect on net loss and net loss per share would have been as follows as of December 31:


                                                 1997               1996
                                              ----------         ---------

                Net loss:
                  As reported                  $825,220           $867,380
                  Pro forma                    $825,220           $889,000
                Basic and diluted loss
                 per share:
                  As reported                  $   0.37           $   0.72
                  Pro forma                    $   0.37           $   0.73



NOTE 11 - SUBSEQUENT EVENT:

          Ladies Professional Baseball - In February 1998, the Company entered into a three year lease agreement, commencing in 1998, with Ladies Professional Baseball. Pursuant to the agreement, the New Jersey Diamonds (the "Diamonds"), a league-owned team, will play its regular season home games, approximately 28, at the Stadium during the months of July through September. The Diamonds will pay rent of approximately $37,000. The Company will retain the proceeds for parking and alcohol revenue, and a portion of the food revenue.

NOTE 12 - EVENT SUBSEQUENT TO DATE OF AUDITORS' REPORT:

                      MILLENNIUM SPORTS MANAGEMENT, INC.
                   (FORMERLY SKYLANDS PARK MANAGEMENT, INC.)

                         NOTES TO FINANCIAL STATEMENTS



          INVESTMENT IN JOINT VENTURE CORPORATION - In March 1998, the Company purchased a 50% interest in a corporate joint venture to develop a resort golf facility. The Company has committed to fund a total of $175,000 to this venture, of which $41,000 was advanced through December 31, 1997 for feasibly studies.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  In August 1995, the Company replaced its former auditors, J.H. Cohn LLP, as the Company's independent public accountants. Such change in accountants did not relate to or arise out of any disagreements between the Company and J.H. Cohn LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, and there were no such disagreements at any time.

                                 PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

  The executive officers and directors of the Company are as follows:


NAME                      AGE   POSITION


Barry M. Levine           54    President, Chief Executive Officer, and Director



Robert H. Stoffel, Jr.    58    Vice President, Chief Financial Officer, Chief
                                Accounting Officer, and Director

Barry J. Gordon           52    Director

Marc H. Klee              43    Director


  All directors are elected at the annual meeting of shareholders and hold office until the next annual meeting and until their successors have been elected and qualified. By agreement with the Company, A.S. Goldmen & Co., Inc. ("Goldmen") has the right, through September 24, 1998, to designate one director, although Goldmen has not yet exercised such right. Officers are elected by and hold office at the discretion of the Board of Directors.

  The following sets forth summary biographical information as to the business experience of each executive officer and director of the Company.

  BARRY M. LEVINE was elected a Director and the President and Chief Executive Officer of the Company in October 1996. From March to October 1996, Mr. Levine was unemployed. From December 1991 through March 1996, Mr. Levine held various offices (including, at varying times, President, Chief Executive Officer, Executive Vice President, Chief Financial and Administrative Officer, Vice President-Finance and Administration, and Treasurer) in, and from April 1994 through March 1996 was a Director of, Sports Heroes, Inc. ("SHI"), a publicly traded company which was engaged primarily in the business of acquiring and marketing sports memorabilia and related collectible items. Mr. Levine resigned from SHI in March 1996, and subsequently, in May 1996, SHI filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code; and in October 1996, such case was converted to a proceeding under Chapter 7 of the United States Bankruptcy Code. Prior to his employment with SHI, Mr. Levine was Chief Financial Officer of Pharmos Corporation (a New York-based pharmaceutical company), and from 1984 to 1991 he was Chief Financial Officer of Cardio Fitness Corporation. Mr. Levine is also a certified public accountant, and spent sixteen years with a certified public accounting firm, where he was a partner.

  ROBERT H. STOFFEL, JR. has been Vice President, Chief Financial Officer and Chief Accounting Officer of the Company since January 1993, and a Director of the Company from May 1995 to June 1995 and from February 1996 to the date of this report. Mr. Stoffel has been an independent financial consultant from 1990 to the present, serving several contract research organizations in the pharmaceutical field. Specifically, Mr. Stoffel has been working in the areas of acquisitions and accounting systems. From 1987 to 1990, he was Vice President and Chief Controller for the New York Yankees, reporting directly to its Managing General Partner and Principal Owner George Steinbrenner. Mr. Stoffel has over 30 years of professional experience in the area of finance.

  BARRY J. GORDON has been a Director of the Company since October 1996. Since 1980, Mr. Gordon has been President and a Director of American Fund Advisors, Inc., a money management firm, and has served as Chairman of the Board of that company since 1987. In addition, Mr. Gordon is a Director of Winfield Capital Corp., a publicly traded small business investment company, a Director of Hain Food Corp., a publicly traded specialty foods product company, and President of the John Hancock Global Technology Fund, a mutual fund specializing in telecommunications and technology securities. From April 1989 to March 1996, Mr. Gordon was also a Director of SHI. Mr. Gordon is also the Chairman and Chief Executive Officer of the general partner of Heroes, which is the limited partnership that owns the Team. Mr. Gordon is also Chairman and Chief Executive Officer of the general partner of the limited partnership that owns the Norwich Navigators, a Class "AA" Minor League affiliate of the New York Yankees.

  MARC H. KLEE has been a Director of the Company since October 1996. Since May 1984, Mr. Klee has been Senior Vice President and a Director of American Fund Advisors, Inc., and since May 1987, Mr. Klee has also been Senior Vice President of John Hancock Technology Series, Inc., a mutual fund specializing in technology securities. Mr. Klee is also the Treasurer and Secretary of the general partner of Heroes, and the Vice President, Treasurer and Secretary of the general partner of the limited partnership that owns the Norwich Navigators.


ITEM 10.  EXECUTIVE COMPENSATION

  The Company did not pay any cash compensation to its executive officers in 1991 or 1992. Although compensation for services was paid to certain executive officers in 1992 through the issuance of certain shares of common stock (see "Item 12-Certain Relationships and Related Transactions"), and cash compensation was paid in 1993 and thereafter, no executive officer or other employee received total compensation in excess of $100,000 in any of 1991, 1992, 1993, 1994, 1995 or 1996.

  The following table shows all compensation of any and all types paid or accrued in the Company's three most recent full fiscal years for services rendered in all capacities by the Company's Chief Executive Officer.




                                                                                Total
Name and Principal                                                              Compensation
Position                       Year        Salary        Options/SAR's (#)      Paid or Accrued
--------------------------  ----------  ------------- ----------------------  ------------------
Robert A. Hilliard             1995       $77,175(2)                   0        $77,175(1)(2)
Chairman and
Chief Executive Officer        1996       $81,000(3)           5,000 (4)        $81,000(1)(3)

Barry M. Levine                1996       $31,250(5)              15,000        $31,250(1)(5)
President and
Chief Executive Officer        1997       $125,000                     0          $125,000(1)


(1) Does not include benefits or perquisites in an aggregate amount which is less than 10% of the total compensation for the subject year.

(2)  Consists of $30,000 paid in cash, and an additional $47,175 accrued.

(3)  Consists of $7,500 paid in cash, and an additional $73,500 accrued.

(4) Consists of 5,000 stock options which were repriced in 1996, and have since lapsed without exercise.

(5) Consists of $31,250 accrued following the commencement of Mr. Levine's employment on October 1, 1996.



EMPLOYMENT AGREEMENTS

  The Company entered into an employment agreement with Mr. Levine in October 1996, pursuant to which Mr. Levine is to serve as President and Chief Executive Officer of the Company through December 31, 1999 at an annual salary of $125,000. Mr. Levine agreed to accrue and defer receipt of his salary and other cash compensation through June 30, 1997, to the extent required by the Company's lack of cash resources.

  The Company has also entered into an amended employment agreement with Mr. Stoffel effective through October 31, 1998, providing for compensation at the rate of $72,000 per annum through October 31, 1997 and $78,000 per annum thereafter, and further providing for the periodic issuance to Mr. Stoffel of an aggregate of 5,000 shares of common stock of the Company (all of which shares have been issued) and the issuance of options to purchase an additional 5,000 shares of common stock pursuant to the Company's 1993 Stock Option Plan (all of which options have been issued).

  Under their respective agreements, each of Messrs. Levine and Stoffel is required to devote the majority of his business time to the affairs of the Company, and each of them has agreed that, for the duration of his employment agreement, he will not engage in any activities which are competitive with the businesses of the Company.

  In light of the Company's financial condition, a substantial portion of the salaries payable under the foregoing employment agreements has to date been accrued but not paid, and continues to be deferred, until such time as the Company has the financial means to make payment.

DIRECTOR COMPENSATION

  The Company has adopted a policy whereby the Company will pay each non-employee director $500 per year for serving in such capacity, in addition to reimbursement of out-of-pocket expenses in connection with attending directors' meetings. To the date of this report, although there have been numerous directors' meetings, no such directors' fees or expenses have been paid or accrued, and all of such fees in respect of prior meetings have been waived. Although the Plan permits the payment of such fees and expenses on a current basis, all current non-employee directors have agreed to waive such fees for their current term of office.

STOCK OPTION PLAN

  The Company's 1993 Stock Option Plan (the "Stock Option Plan") was adopted by the Company's Board of Directors on April 14, 1993, was approved by a majority of the Company's shareholders on July 23, 1993, and became effective on August 9, 1993. The Stock Option Plan provides for the granting of options to key employees (including officers), non-employee directors and consultants to purchase up to 53,571 shares of common stock of the Company which are intended to qualify either as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code, as amended, or as options which are not intended to meet the requirements of such section.

  The Stock Option Plan provides for its administration by an administrative committee of two directors (the "Committee") which has discretionary authority, subject to certain restrictions, to determine the number and type of options to be granted and the individuals to whom, the times at which and the exercise price for which options will be granted.

  The exercise price of all options granted under the Stock Option Plan must be at least equal to the fair market value of the underlying shares of common stock on the date of the grant, or, in the case of Incentive Stock Options granted to an individual owning more than ten percent of the Company's outstanding voting shares, at least 110% of the fair market value of such shares on the date of the grant. The maximum exercise period for which options may be granted is ten years from the date of grant (five years in the case of an Incentive Stock Option granted to an individual owning more than 10% of the Company's outstanding voting shares). The aggregate fair market value (determined at the date of the option grant) of shares of common stock with respect to which Incentive Stock Options are exercisable for the first time by the holder of the option during any calendar year may not exceed $100,000.

  No options were awarded under the Stock Option Plan in 1997.

  Through March 20, 1998, an aggregate of 42,500 options granted under the Stock Option Plan had been exercised (40,000 by executive officers and directors, all in 1997), and 5,000 options had lapsed without exercise. As of March 20, 1998, 2,000 options remained outstanding under the Stock Option Plan, and 9,071 options remained available for future issuance under the Stock Option Plan.

  The following table sets forth all stock option exercises by executive officers and directors of the Company during the fiscal year ended December 31, 1997, the "value" (i.e., the amount by which the fair market value of the underlying common stock exceeded the option exercise price on the date of exercise) realized upon such exercises, and the number of remaining options held by executive officers and directors of the Company as of December 31, 1997.

                                                                  Number of             Value of
                         Shares Acquired          Value          Unexercised          Unexercised
Name                       on Exercise          Realized      Options at Year End       Options
                           -----------          --------      -------------------       -------
Barry M. Levine              15,000             $22,500                 0                  --

Robert H. Stoffel, Jr.        5,000             $18,100                 0                  --

Barry J. Gordon              10,000             $14,688                 0                  --

Marc H. Klee                 10,000             $14,688                 0                  --




STOCK AWARD PLAN


  In December 1996, the Board of Directors adopted a Stock Award Plan pursuant to which, subject to the achievement of certain targets, the Board of Directors is given the authority to grant, to such members of the Board, executive officers, key employees and consultants to the Company as may be determined by the Board, the right to purchase up to an aggregate of 1,000,000 shares of common stock of the Company at a nominal price for a limited period of time. Up to 250,000 shares of common stock may be awarded from time to time if and after the Company receives gross proceeds of $2,000,000 between the date of adoption of the Stock Award Plan and December 31, 1997 from issuances of equity securities of the Company, and up to an additional 250,000 shares of common stock may be awarded from time to time if and after the Company receives additional gross proceeds (over and above the first $2,000,000) of $2,200,000 or more, on or before December 31, 1998, from issuances of equity securities of the Company. Up to an additional 250,000 shares of common stock may be awarded from time to time if and after the Company achieves a positive cash flow from operations for any two consecutive fiscal quarters, and up to an additional 250,000 shares of common stock may be awarded time to time if and after the Company achieves an operating profit for any two consecutive fiscal quarters.
In the event and to the extent that any person to whom any such award may be granted shall fail to timely purchase the subject shares of common stock, then such shares will again become available for award under this plan.

  Management has determined that the first threshold for awards under the Stock Award Plan (i.e., the Company's receipt of gross proceeds of $2,000,000 on or before December 31,

1997 from issuances of equity securities of the Company) has been satisfied. However, no awards have yet been made out of the 250,000 shares of common stock available by reason of the satisfaction of such condition.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth, as of March 20, 1998, the number of shares of the Company's common stock owned by each person (including any "group" as used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than five percent of the Company's common stock, each director of the Company, and all directors and officers of the Company as a group.




                                                                           Percentage of
                                                                            Outstanding
Name and Address of Owner(1)               Number of Shares(2)             Common Stock
----------------------------               -------------------             ------------
Barry M. Levine                                        15,200                    0.2%

Robert H. Stoffel, Jr.                                  6,500                    0.1%

Barry J. Gordon                                        42,970                    0.7%

Marc H. Klee                                           66,670                    1.1%

All directors and executive                           131,340                    2.1%
 officers as a group (four persons)



____________________

(1) The address for all persons is c/o Millennium Sports Management, Inc., Ross' Corner, U.S. Highway 206 and County Route 565, P.O. Box 117, Augusta, New Jersey 07822-0117.

(2)  All shares are directly held unless otherwise stated.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In October 1993, the Company and Robert H. Stoffel, Jr. entered into an agreement whereby, in lieu of Mr. Stoffel's receiving certain shares of common stock of the Company (which were originally to be transferred to Mr. Stoffel as an inducement for entering into employment with the Company), the Company agreed to pay to Mr. Stoffel a total of $35,000. Of such $35,000, a total of $25,000 has been paid in cash, and the remaining $10,000 was paid by the issuance to Mr. Stoffel of an aggregate of 3,230 shares of common stock.

  In March 1994, the Company borrowed $100,000 and $6,000, respectively, from Robert A. Hilliard and John C. Ertmann (each of whom was then a director and executive officer of the Company), which loans bear simple interest at 15% per annum and matured in November 1994.

Such loans remain outstanding as of the date of this report, and may be repaid out of available funds after all other unsecured pre-petition liabilities have been paid pursuant to the Plan (or, at the option of the subject creditor, may sooner be paid in shares of common stock of the Company valued at their then-current market price).

  Also in April 1994, Barry J. Gordon and Marc H. Klee each loaned the Company the principal amount of $125,000. Such loans were included in the Company's pre-petition obligations to unsecured creditors, and the remaining unpaid balance of such loans constitutes an undivided portion of the Creditors' Note.

  Also in April 1994, the Company received an advance from Heroes, the limited partnership that owns the Team, in the aggregate amount of $180,000. This advance consists of unsecured loans in the aggregate amount of $125,000 (which were non-interest-bearing until their due date on October 31, 1994, and thereafter have accrued interest at the rate of 2% per month on the first $60,000 of principal and 1.25% per month on the remaining $65,000 of principal, until fully paid), and the sum of $55,000 which was designated as a prepayment of rentals and advertising fees. Pursuant to the agreements under which the advance was made, Heroes agreed to reimburse the Company for certain additional construction costs to be undertaken by the Company, and reserved the right to satisfy such reimbursement obligations by offset against up to $65,000 of loan principal and reduction of the $55,000 of rent and advertising prepayments. However, as a result of the Company's reorganization proceedings, there are substantial uncertainties relating to Heroes' right to offset its obligations for current rents, fees and reimbursement obligations against its pre-petition advances, and thus, in the Company's financial statements, the Company has continued to reflect the entire $180,000 advance as a loan payable, and includes rents and advertising fees payable by Heroes (totaling $49,000 for the period from June 16, 1994, when the Team played its first game at Skylands Park, through December 31, 1994) in income as and when earned, without regard to either the pre-petition designation of the $55,000 as being "prepayments," or any rights of offset described above.

  Also in April 1994, the Company also borrowed $20,000 from Richard A. Hunsicker (who was then a director of the Company), and in May 1994, the Company borrowed an additional $15,000 from Mr. Hilliard. These loans bear simple interest at 15% per annum and matured in November 1994. Such loans remain outstanding as of the date of this report, and may be repaid out of available funds after all other unsecured pre-petition liabilities have been paid pursuant to the Plan (or, at the option of the subject creditor, may sooner be paid in shares of common stock of the Company valued at their then-current market price).

  The proceeds of the foregoing 1994 loans were used for the construction of the Complex and for working capital. Other than the advance from Heroes (which has been classified with the Company's other pre-petition liabilities), all of the foregoing loans have been classified separately from the Company's other unsecured pre-petition liabilities within the framework of the Plan, and may be repaid out of available funds after all other unsecured pre-petition liabilities have been paid pursuant to the Plan (or, at the option of the subject creditor, may sooner be paid in shares of common stock of the Company valued at their then-current market price).

  As of December 31, 1997, in addition to the aforedescribed $180,000 loan, the Company was indebted to Heroes in respect of other pre-petition liabilities subject to compromise (consisting primarily of the unremitted portion of proceeds from season ticket subscriptions collected by the Company on behalf of Heroes) of $81,606. The remaining balance of this amount is to be repaid ratably with the Company's other pre-petition liabilities.

  In April 1997, the Company received a $40,000 loan from Heroes. In December 1997, Heroes applied $10,000 of the principal of this loan to exercise 20,000 Class D Warrants of the Company, and in March 1998, Heroes applied the remaining $30,000 principal balance of this loan to exercise 60,000 Class D Warrants of the Company.

CONFLICTS OF INTEREST

  Two directors of the Company, Barry J. Gordon and Marc H. Klee, are also executive officers and equity owners in the limited partnership that owns the Team. In light of the potential conflicts of interest, the Company has adopted policies whereby all matters relating to the relationship between the Company and the Team will be determined by directors other than Messrs. Gordon and Klee.


ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K

Number    Description of Exhibit
------    ----------------------

3.1  Amended and Restated Certificate of Incorporation of the Company.

3.2 Certificate of Amendment of Certificate of Incorporation of the Company, regarding a 1-for-1.4 reverse stock split effected in August 1993.

3.3 Certificate of Amendment of Certificate of Incorporation of the Company, regarding an increase in the Company's authorized capital in January 1994.

3.4 Certificate of Amendment of Certificate of Incorporation of the Company, regarding a 1-for-10 reverse stock split effected in November 1996.

3.5 Certificate of Amendment of Certificate of Incorporation of the Company, regarding the name change to "Millennium Sports Management, Inc."

3.6  Second Amended By-Laws of the Company.

4.1  Specimen Common Stock Certificate. (4)

4.2 Form of Warrant Agreement between the Company and Continental Stock Transfer & Trust Company ("Continental"), including form of Class A Warrant therein. (1)

4.3 Notification letter to Class A Warrantholders regarding the extension of the expiration date of the Class A Warrants, the adjustments arising by reason of the issuance of Class D Warrants, and a further voluntary reduction of the exercise price under the Class A Warrants. (4)

4.4 Notification letter to Class A Warrant holders regarding the further extension of the expiration date of the Class A Warrants.

4.5 Form of Warrant Agreement between the Company and Continental, including form of Class D Warrant therein.

10.1  Stock Option Plan.

10.2  $125,000 Loan Agreement between the Company and Barry Gordon.

10.3  $125,000 Loan Agreement between the Company and Marc Klee.

10.4  $100,000 Promissory Note from the Company to Robert A. Hilliard.

10.5  $140,000 Promissory Note from the Company to Bruce Starr.

10.6  $6,000 Promissory Note from the Company to John C. Ertmann.

10.7  Amended Employment Agreement between the Company and Robert H. Stoffel,
      Jr.

10.8  First Amended Plan of Reorganization of the Company.  (2)

10.9 Creditors' Note, issued pursuant to the First Amended Plan of Reorganization. (3)

10.10 Employment Agreement dated October 28, 1996 between the Company and Barry
      M. Levine.

10.11 Amendment to Employment Agreement between the Company and Robert A. Hilliard.

10.12 1996 Stock Award Plan.

16.1  Letter on change in certifying accountant.


(1) Incorporated by reference, filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form SB-2 filed on August 12, 1993.

(2) Incorporated by reference, filed as an exhibit to the Company's report on Form 10-KSB filed on April 28, 1995.

(3) Incorporated by reference, filed as an exhibit to Post-Effective Amendment No. 1 to the Company's Registration Statement (SEC File No. 33-79930) filed on July 14, 1995.

(4) Incorporated by reference, filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2, filed on December 16, 1996, SEC File No. 333-90.

REPORTS ON FORM 8-K

  On December 23, 1997, the Company filed a current report on Form 8-K relating to the extension of the exercise period for the Company's outstanding Class A Warrants and authorized Class D Warrants through and including 5:00 p.m. (New York time) on June 30, 1998.

                                  SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MILLENNIUM SPORTS MANAGEMENT, INC.



                         By:  /s/ Barry M. Levine
                            ------------------------------------------
                              President and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                        TITLE                               DATE

/s/ Barry M. Levine              President, Chief Executive Officer     March 30, 1997
-------------------              and Director
Barry M. Levine


/s/ Robert H. Stoffel, Jr.       Vice President, Principal Financial    March 30, 1997
--------------------------       Officer, Principal Accounting
Robert H. Stoffel, Jr.           Officer and Director


/s/ Marc H. Klee                 Director                               March 30, 1997
----------------
Marc H. Klee