Form 10QSB
period 1998-03-31
MILLENNIUM SPORTS MANAGEMENT INC
filed 1998-05-15
CIK 904075

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


                x     QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
             -------  THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998

            ________ TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

                         Commission file number 0-22042

                       MILLENNIUM SPORTS MANAGEMENT, INC.
       (Exact name of small business issuer as specified in its charter)

         New Jersey                                       22-3127024
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

        Ross' Corner
U.S. Highway 206 and County Route 565
     Augusta, New Jersey                                     07822
(Address of Principal Executive Offices)                   (Zip Code)

                                (201) 383-7644
                          (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   X
                                                                        -----
No
   -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes_____    No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 6,700,309 shares of common stock outstanding as of May 8, 1998.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                             Yes          No   X
                                 -----        -----

                       MILLENNIUM SPORTS MANAGEMENT, INC.

                                 BALANCE SHEETS

                                                                  March 31,       December 31,
                                                                    1998             1997
                                                                -------------    -------------
                                                                 (UNAUDITED)       (NOTE 1)

                              ASSETS
PROPERTY AND EQUIPMENT, AT COST,

   LESS ACCUMULATED DEPRECIATION                                $ 12,711,210     $ 12,799,986

CASH                                                                 288,342          115,295
INVENTORIES                                                           81,334           85,170
INVESTMENT IN LIMITED PARTNERSHIP, AT EQUITY                         386,561          485,555
INVESTMENT IN LIMITED PARTNERSHIP                                    175,000           41,000
RECEIVABLE - MINOR LEAGUE HEROES                                           -            6,616
OTHER ASSETS                                                         165,068           61,064
                                                                -------------    -------------
                                                                $ 13,807,515     $ 13,594,686
                                                                =============    =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

    Amounts due insiders, pursuant to Chapter 11 proceedings    $    153,516     $    339,609
    Accounts payable                                                 203,959          250,110
    Accrued interest                                                  63,542          209,297
    Accrued compensation - officers and directors                    170,775          170,775
                                                                -------------    -------------
           Total Liabilities                                         591,792          969,791
                                                                -------------    -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value; 500,000 shares
    authorized, none issued                                                -                -
  Common stock, no par value, stated value $.10
    per share; 20,000,000 shares authorized and 6,690,877
    and 4,353,607 shares issued, respecitvely                        669,088          435,361
  Additional paid-in capital                                      17,813,208       17,182,135
  Accumulated deficit                                             (5,266,573)      (4,992,601)
                                                                -------------    -------------
           Total Stockholders' Equity                             13,215,723       12,624,895
                                                                -------------    -------------
                                                                $ 13,807,515     $ 13,594,686
                                                                =============    =============

                       MILLENNIUM SPORTS MANAGEMENT, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three months ended March 31,
                                                   -----------------------------
                                                       1998             1997
                                                   -----------      ------------
 REVENUES:

   Stadium rentals and admissions                  $   27,145       $   25,878
   Retail sales                                        15,071           16,262
   Other                                                    9               19
                                                   -----------      -----------
           Totals                                      42,225           42,159
                                                   -----------      -----------

 COSTS OF SALES AND SERVICES:

   Costs of stadium operations                         31,913           20,422
   Costs of retail sales                               12,370           14,830
   Selling, general and administrative expenses       180,092          175,393
   Depreciation and amortization                       91,272           91,836
                                                   -----------      -----------
                                                      315,647          302,481
                                                   -----------      -----------

 LOSS BEFORE INTEREST EXPENSE                        (273,422)        (260,322)

 INTEREST EXPENSE (NET)                                   550           27,821
                                                   -----------      -----------

 NET LOSS                                          $ (273,972)      $ (288,143)
                                                   ===========      ===========

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                               5,123,718        1,234,176
                                                   ===========      ===========

 BASIC AND DILUTED LOSS PER COMMON SHARE           $    (0.05)      $    (0.23)
                                                   ===========      ===========

                       MILLENNIUM SPORTS MANAGEMENT, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   COMMON STOCK
                                              -------------------     Additional
                                                Number                  Paid-in         Accumulated
                                              OF SHARES    AMOUNT       CAPITAL           DEFICIT      TOTAL
                                              ---------   -------      ---------        ----------    -------
 BALANCE, DECEMBER 31, 1997                  4,353,607   $ 435,361   $ 17,182,135    $ (4,992,601)   $ 12,624,895

   Issuance of common stock upon exercise
     of warrrants:
           For cash                          1,500,000     150,000              -               -         150,000
           Class A warrants                    105,204      10,520         94,684               -         105,204
           Class D warrants                    625,000      62,500        250,000               -         312,500
   Issuance of common stock upon conversion
     of debt                                   107,066      10,707        205,386               -         216,093
   Issuance of Class D Warrants                      -           -         69,453               -          69,453
   Issuance of Class A Warrants                      -           -         11,550               -          11,550
 NET LOSS                                            -           -              -        (273,972)       (273,972)
                                             ---------   ---------   ------------    -------------   -------------

 BALANCES, MARCH 31, 1998                    6,690,877   $ 669,088   $ 17,813,208    $ (5,266,573)   $ 13,215,723
                                             =========   =========   ============    =============   =============

                       MILLENNIUM SPORTS MANAGEMENT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Three months ended March 31,
                                                                      ----------------------------
                                                                        1998                1997
                                                                       ------              -------
 OPERATING ACTIVITIES:
     Net loss                                                        $   (273,972)           $ (288,143)
     Adjustments to reconcile net loss to net cash provided
        by operating activities:
         Depreciation and amortization                                     91,272                91,836
         Changes in operating assets and liabilities:
             Inventories                                                    3,836                 4,782
             Receivable - Minor League Heros                                6,616                     -
             Other assets                                                 (74,004)               16,923
             Accounts payable and accrued expenses                       (191,906)              132,961
                                                                     -------------           -----------
                 Net cash flows from operating activities                (438,158)              (41,641)
                                                                     -------------           -----------

 INVESTING ACTIVITIES:
     Purchases of property and improvements                                (2,496)                    -
     Investment in joint venture                                         (134,000)                    -
     Distribution from limited partnership                                 98,994                30,469
                                                                     -------------           -----------
                 Net cash flows from investing activities                 (37,502)               30,469
                                                                     -------------           -----------

FINANCING ACTIVITIES:
    Deferred offering costs                                                     -               (15,835)
    Proceeds from issuance of common stock
       and warrants, net of costs                                         648,707                86,800
                                                                     -------------           -----------
                  Net cash flows from financing activities                648,707                70,965
                                                                     -------------           -----------
NET CHANGE IN CASH                                                        173,047                59,793
CASH, BEGINNING OF YEAR                                                   115,295                 8,600
                                                                     -------------           -----------
CASH, END OF YEAR                                                    $    288,342            $   68,393
                                                                     =============           ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                   $    146,305            $        -
                                                                     =============           ===========
     Income taxes paid                                               $          -            $        -
                                                                     =============           ===========

 NON-CASH FINANCING ACTIVITIES:
     Issuance of common stock and warrants upon
       conversion of outstanding debt                                $    216,093            $        -
                                                                     =============           ===========

                       MILLENNIUM SPORTS MANAGEMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



Note 1 - BASIS OF PRESENTATION:

         The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in Millennium Sports Management, Inc.'s (the "Company's") Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "10-KSB") and is presented for comparative purposes. All other financial statements are unaudited.
         In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

         Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 10-KSB.

         NET INCOME (LOSS) PER COMMON SHARE   In February 1997, the Financial
         Accounting Standards Board issued Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128") which is effective for financial statements for both interim and annual periods ending after December 31, 1997. The Company adopted SFAS 128 in the fourth quarter of 1997. SFAS 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period and excludes all dilution. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding, while also giving effect to all dilutive potential common shares that were outstanding during the period. Such dilutive potential common shares have been excluded since the effect would be anti-dilutive, due to net losses for all periods presented. SFAS 128 had no impact on the loss per share for the three months ended March 31, 1997.

         RECLASSIFICATION Certain amounts previously reported have been reclassified to conform to current year presentation.

                       MILLENNIUM SPORTS MANAGEMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


Note 2 - Organization, Proceedings Under Chapter 11 And Subsequent Operations:

         ORGANIZATION AND DEVELOPMENT The Company operates a regional sports entertainment and recreation center in Sussex County, New Jersey, known as the Skylands Park Sports and Recreation Center (the "Complex"). The Complex includes a professional baseball stadium ("Skylands Park") used for sports and other entertainment events, and other adjacent recreational and commercial facilities (the "Related Facilities") that include, among other things, a sports apparel and collectibles store, a wholesale and retail sporting goods outlet, batting cages, and a video parlor.

         During the three months ended March 31, 1998, the years ended December 31, 1997 and 1996 and since inception, the Company has generated only limited amounts of revenues from the events held at Skylands Park and the operation of the Related Facilities and, as a result, the Company incurred significant net losses during such periods. Management expects that revenues from the rental of Skylands Park to its primary tenants will not be significant. Instead, management expects that the Company will generate revenues primarily from the rental of skyboxes and advertising signs in Skylands Park, the rental of Skylands Park for certain other sports and entertainment events, concession sales, and the operation of the Related Facilities in the Complex. Accordingly, the Company's ability to generate significant additional revenues will be dependent upon, among other things, its ability to generate future attendance at events and the success of its other commercial operations.

         Management believes that the Company will need additional liquid resources to enable it to sustain operations throughout 1998 while it is required to make the remaining accrued interest payment pursuant to its Plan of Reorganization (the "Plan"). Therefore, management expects that to sustain future operations, the Company will need to obtain additional financing through the exercise of its remaining outstanding warrants or the issuance of other equity securities. Although management continues to explore various financing alternatives, the Company does not have any commitments with respect to any additional financing.

         Chapter 11 Filing and Confirmation of Plan of Reorganization The Plan was confirmed by the Company's creditors and the United States Bankruptcy Court on April 13, 1995 (the "Confirmation Date"). Since the Confirmation Date, the Company has paid the unsecured prepetition liabilities pursuant to the terms of a secured promissory note (the "Creditors' Note"). The Creditors' Note bore interest on the unpaid principal balance at the prime rate plus 3%. The difference between the interest paid and the interest accrued became due and payable upon the maturity of the Creditors' Note on April 26, 1998. The Company has set aside sufficient funds to make such final payment under the Creditors' Note, and intends to make such payment upon final reconciliation of the amount due.

                       MILLENNIUM SPORTS MANAGEMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

         Claims of "insiders" (generally, former directors and executive officers of the Company and certain of their affiliates) of approximately $339,000 as of the Confirmation Date (including accrued salaries and loans and advances made to the Company) has been reduced, through the issuance of common stock, to approximately $154,000 and may be paid from time to time after payment in full of the Creditors' Note, as the cash flow of the Company may permit; however, each insider has the option to elect to be paid in shares of common stock of the Company valued at the then current market price of such common stock as reported on "NASDAQ," and approximately $186,000 of such claims has been paid in such manner.

         Equity interests, including interests of stockholders and warrant holders, were not altered or impaired under the terms of the Plan. However, the terms of the Plan prohibit the Company from paying dividends until all payments required under the Plan have been made.

         Pursuant to SOP 907, the Company was not required to adopt "freshstart" reporting (and, as a result, revalue all of its assets and liabilities) since the holders of the Company's existing voting stock immediately prior to confirmation held the same relative voting interests after confirmation. In addition, since the Company will be paying all of its prepetition liabilities at their original principal amounts, the Company did not recognize any material gain or loss as a result of the confirmation of the Plan.


NOTE 3 - STOCKHOLDERS' EQUITY:

         In December 1997 , the Company again extended the expiration date of the outstanding Class A common stock warrants to June 30, 1998 from the original expiration date of September 23, 1995, at which time the exercise price was reduced from $4.00 to $2.80 per warrant, with each warrant continuing to entitle the exercising holder to receive the increased amount of 2.8 shares of the Company's common stock. In April 1998, such expiration date was further extended to September 30, 1998. A total of 927,575 Class A Warrants remain unexercised at March 31, 1998. The Class A Warrants are subject to redemption at $.10 per Class A Warrant on 30 days' prior written notice if the closing bid price of the Company's common stock equals or exceeds $32.70 per share for any 20 trading days within a period of 30 consecutive trading days ending on the fifth day prior to the date of the notice of redemption.


NOTE 4 - SUBSEQUENT EVENT:

         In April 1998, pursuant to the Company's stock award plan adopted in December 1996 (the "Stock Award Plan"), the Company granted the right to purchase a total of 250,000 shares of stock at $.25 per share to members of the Company's Board of Directors.

                       MILLENNIUM SPORTS MANAGEMENT, INC.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS



The following discussion and analysis should be read in conjunction with the information set forth in the unaudited financial statements and notes thereto included elsewhere herein and the audited financial statements and the notes thereto included in the 10-KSB.

OVERVIEW

Skylands Park is a 4,300-seat professional baseball stadium which, among other things, has been and will be leased for sports and other entertainment events. The Complex follows a courtyard village design theme, and includes, among other things, a sports apparel and collectibles store, a wholesale and retail sporting goods outlet, batting cages, and a video parlor.


The New Jersey Cardinals ("the Team"), which is a member of the Class "A" level New York-Penn League, plays its regularly-scheduled home games and playoff home games at Skylands Park. The Company has a minority ownership interest in Minor League Heroes, L.P. ("Heroes"), which is the limited partnership that owns the Team.

In February 1998, the Company entered into a three-year lease agreement, commencing in 1998, with Ladies Professional Baseball. Pursuant to the agreement, the New Jersey Diamonds (the "Diamonds"), a league-owned team, will play its regular season home games, approximately 28 per year, at the Stadium during the months of July through September.

The Company currently operates, in the Complex, the Skylands Sporting Goods store, which sells, both at retail and at wholesale, a broad range of sporting goods relating to baseball and other sports, and Team paraphernalia.

The Company also intends to utilize the professional skills and collective sports-related backgrounds of its management team to provide strategic, financial and operational consulting services to small to midsized professional franchise owners and sports facility operators. In March 1998, the Company formed a joint venture with third parties to develop a golf facility.

The Company anticipates receiving approximately $42,000 per year in rent from the Team and approximately $37,000 from the Diamonds, which management does not believe will constitute a significant portion of the Company's revenues. The Company expects to generate additional revenues from, among other things, the rental of skyboxes and advertising signs in Skylands Park, the rental of Skylands Park for other sports and entertainment events, the operation of the related facilities in the Complex, and the Company's direct and indirect ownership interest in the limited partnership that owns the Team. As of March 20, 1998, the Company had received 1998 season commitments for six skyboxes for an aggregate annual rental of $55,000 (of which the Team is entitled to retain approximately $20,000), which the Company expects to receive prior to commencement of the Cardinals' season in June 1998. In addition, the Company is entitled to 20% of all revenues from advertising sign rental commitments at Skylands Park. The Company's 20% share of such revenues in 1997 was approximately $76,000.

PLAN OF REORGANIZATION

                      MILLENNIUM SPORTS MANAGEMENT, INC.



In April 1995, the Company paid $1,600,000 in respect of its pre-petition unsecured liabilities (including payment in full of de minimis claims, and subject to the Company's reservation of rights to contest a limited number of unsecured claims), leaving a balance due in respect of such claims of approximately $2,608,000, which was payable pursuant to the terms of the Creditors' Note. The Company has fully paid the principal on the Creditors' Note, primarily out of net equity proceeds from the sale of common stock by the Company, leaving a balance of accrued interest of approximately $64,000 (for which the Company has set aside funds sufficient to pay such amount in full). The Creditors' Note is secured by substantially all of the assets of the Company as same are constituted from time to time. Until the Creditors' Note and related accrued interest have been paid in full, the Company continues to report to and operate under the review of the independent accountants retained by the official committee of the unsecured creditors of the Company.

Claims held by insiders (consisting of past and present directors and executive officers of the Company and certain of their affiliates) in respect of pre-petition obligations (including but not limited to pre-petition loans made to the Company), originally in the aggregate amount of approximately $339,609, may be paid from time to time after payment in full of the Creditors' Note, as the cash flow of the Company may permit; or, at the option of each insider, may be paid at any time or from time to time in shares of common stock of the Company valued at the then-current market price of such common stock as reported on NASDAQ. During the three months ended March 31, 1998, $186,093 was repaid upon conversion of such insider claims into 47,066 shares of common stock, leaving an unpaid balance of approximately $154,000 at March 31, 1998.

Equity interests, including interests of stockholders and warrantholders, are not altered or impaired under the terms of the Plan. However, pursuant to the Plan, the Company is not permitted to pay any dividends on its common stock until all required payments under the Plan have been made.

The foregoing information regarding the Plan is merely a summary of certain material provisions thereof, and is qualified in its entirety by the specific provisions of the Plan, a copy of which was previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

                      MILLENNIUM SPORTS MANAGEMENT, INC.



Liquidity and Capital Resources

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock to and short-term borrowings from certain shareholders, which were used during the period from inception through March 1993; the net proceeds of approximately $739,000 from a private placement of common stock and warrants, which were used during the period from March 1993 through September 1993; the net proceeds of approximately $5,815,000 from an initial public offering of common stock and Class A Warrants, which were used during the last quarter of 1993 and the first quarter of 1994; short-term borrowings from certain officers, former shareholders and other related and unrelated parties during March, April and May 1994, which were used during the first and the beginning of the second quarter of 1994; proceeds from the exercise of Class A Warrants and Class B Warrants, which were received during the fourth quarter of 1994, and in 1995; net proceeds of $1,500,000 from a private placement of common stock in August 1995 (all of which net proceeds were utilized for partial prepayment of the Creditors' Note); and net proceeds of $2,794,588 from the issuance of and exercise of Class A Warrants and Class D Warrants and underwriter's warrants in 1997 and the first quarter of 1998.

As of March 31, 1998, the Company had cash totaling approximately $288,000. The Company will need to obtain additional liquid resources to enable the Company to sustain future operations whether through the exercise of its remaining outstanding warrants, through the issuance of other equity securities, and/or through other means. Although management continues to explore various financing alternatives, the Company does not have any commitments with respect to any additional financing.

COMPARATIVE QUARTERLY RESULTS

The Company's stadium and facility rentals and admissions during the three months ended March 31, 1998 was approximately $27,000, as compared to approximately $26,000 in the three months ended March 31, 1997.

Cost of stadium operations increased by approximately 56% to approximately $32,000 for the three months ended March 31, 1998, as compared to approximately $20,000 for the same period in 1997. The increase is due primarily to the employment of a full time maintenance individual. Cost of retail sales decreased approximately $2,000 (17%) to approximately $12,000 for the three months ended March 31, 1998 from approximately $15,000 for the three months ended March 31, 1997. The cost of retail of sales as a percent of retail sales decreased to 82% for the three months ended March 31, 1998 as compared to 91% for the same period in 1997. This decrease is principally attributable to an increase in the margins on bulk institution sales.

Selling, general and administrative expenses increased by approximately $5,000 (3%) to approximately $180,000 for the three months ended March 31, 1998, as compared to approximately $175,000 for the same period in 1997. The increase is principally due to an increase in administrative salaries and certain legal expenses.

Depreciation and amortization remained relatively stable at approximately $92,000 for the three months ended March 31, 1998 and 1997.

                      MILLENNIUM SPORTS MANAGEMENT, INC.



Net loss in the three months ended March 31, 1998, was approximately $274,000 as compared to approximately $288,000 in the three months ended March 31, 1997.
The decrease is primarily attributable to the decrease in net interest expense, which decreased to approximately $600 for the three months ended March 31, 1998 as compared to approximately $28,000 for the same period 1997. The decrease in net interest expense is primarily due to the payments made on the Creditors'
Note in the last three quarters of 1998..

SEASONALITY

It is anticipated that the Company's cash flow from operations will be significantly greater in each spring, summer and fall than in the winter months, when Skylands Park is not likely to be rented for outdoor events, and the Company will be relying upon income generated by its other businesses. In the event that the Company is unable to generate sufficient cash flow from operations during the seasons of full operations, the Company may be required to utilize other cash reserves (if any) or seek additional financing to meet operating expenses, and there can be no assurance that there will be any other cash reserves or that additional financing will be available or, if available, on reasonable terms.

                      MILLENNIUM SPORTS MANAGEMENT, INC.



PART II -  OTHER INFORMATION

ITEM 1 -   LEGAL PROCEEDINGS

           None

ITEM 6 -   EXHIBITS AND REPORTS ON FORM 8-K.

           None

                      MILLENNIUM SPORTS MANAGEMENT, INC.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MILLENNIUM SPORTS MANAGEMENT, INC.
----------------------------------
      (Registrant)




       SIGNATURE                      Title                           DATE


                              Chief Financial Officer              May 12, 1998
-----------------------
Robert H. Stoffel, Jr.