Form 10QSB
period 1998-06-30
MILLENNIUM SPORTS MANAGEMENT INC
filed 1998-08-14
CIK 904075

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


                x    QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
               ___    THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended JUNE 30, 1998

            ________ TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _____ to _____

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

                                (973) 383-7644
                          (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes_____    No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 7,176,185 shares of common stock outstanding as of August 7 1998.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                             Yes _____    No   X
                                              -----

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                                BALANCE SHEETS

                                                                                        June 30,                    December 31,
                                                                                          1998                         1997
                                                                                     ------------                -----------
                                                                                       (Unaudited)                   (Note 1)
                                                                                     ------------                -----------
                                 ASSETS

PROPERTY AND EQUIPMENT, AT COST,
   LESS ACCUMULATED DEPRECIATION                                                      $ 12,634,199                $ 12,799,986

CASH                                                                                       528,244                     115,295
INVENTORIES                                                                                 62,886                      85,170
INVESTMENT IN LIMITED PARTNERSHIP, AT EQUITY                                               386,561                     485,555
INVESTMENT IN JOINT VENTURE                                                                175,000                      41,000
RECEIVABLE - MINOR LEAGUE HEROES                                                             8,800                       6,616
OTHER ASSETS                                                                                71,169                      61,064
                                                                                      ------------                ------------
                                                                                      $ 13,866,859                $ 13,594,686
                                                                                      ============                ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
    Amounts due insiders, pursuant to
        Chapter 11 proceedings                                                           $ 117,265                   $ 339,609
    Accounts payable and accrued expenses                                                  263,256                     250,110
    Accrued interest                                                                        63,542                     209,297
    Accrued compensation - officers and directors                                          170,775                     170,775
                                                                                      ------------                ------------
           Total Liabilities                                                               614,838                     969,791
                                                                                      ------------                ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value; 500,000 shares
    authorized, none issued                                                                      -                           -
  Common stock, no par value, stated value $0.01
    per share; 20,000,000 shares authorized
    7,166,169 and 4,353,607 shares issued in 1998
     and 1997, respectively                                                                716,617                     435,361
  Additional paid-in capital                                                            18,743,263                  17,182,135
  Accumulated deficit                                                                   (6,207,859)                 (4,992,601)
                                                                                      ------------                ------------
           Total Stockholders' Equity                                                   13,252,021                  12,624,895
                                                                                      ------------                ------------
                                                                                      $ 13,866,859                $ 13,594,686
                                                                                      ============                ============

SEE NOTES TO FINANCIAL STATEMENTS.

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                              Six months ended June 30,            Three months ended June 30,
                                                     ----------------------------------------     ------------------------------
                                                         1998                     1997             1998                 1997
                                                     ----------               ----------         --------            ---------
 REVENUES:
   Stadium and facility rentals and
      admissions                                      $ 126,525                $ 132,033         $ 99,380            $ 106,155
   Retail sales                                          73,490                   94,880           58,419               78,618
   Other                                                  7,486                   12,519            7,477               12,500
                                                     ----------               ----------         --------            ---------
           Totals                                       207,501                  239,432          165,276              197,273
                                                     ----------               ----------         --------            ---------

 COSTS OF SALES AND SERVICES:
     Costs of stadium operations                        101,444                   95,746           69,531               75,324
     Costs of retail sales                               35,368                   68,383           22,998               53,553
     Selling, general and administrative                372,990                  399,996          192,898              224,603
     Stock compensation to officers and
        directors (Note 4)                              734,375                        -          734,375                    -
     Depreciation                                       182,550                  183,672           91,278               91,836
                                                     ----------               ----------         --------            ---------
                                                      1,426,727                  747,797        1,111,080              445,316
                                                     ----------               ----------         --------            ---------

 LOSS BEFORE INTEREST EXPENSE                        (1,219,226)                (508,365)        (945,804)            (248,043)

 INTEREST EXPENSE (INCOME), NET                          (3,968)                  49,558           (4,518)              21,962
                                                     ----------               ----------         --------            ---------

 NET LOSS                                          $ (1,215,258)              $ (557,923)      $ (941,286)          $ (270,005)
                                                     ==========               ==========         ========            =========
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                 6,054,907                1,333,611        6,991,378            1,492,768
                                                     ==========               ==========         ========            =========

 BASIC AND DILUTED LOSS PER
    COMMON SHARE                                        $ (0.20)                 $ (0.42)         $ (0.13)             $ (0.18)
                                                     ==========               ==========         ========            =========


SEE NOTES TO FINANCIAL STATEMENTS.

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED JUNE 30, 1997
                                  (Unaudited)

                                                          Common Stock
                                                 ----------------------         Additional
                                                 Number                           Paid-in       Accumulated
                                                 of Shares        Amount          Capital         Deficit          Total
                                                 ---------       ---------     ------------    ------------     ------------
 BALANCE, DECEMBER 31, 1997                      4,353,607       $ 435,361     $ 17,182,135    $ (4,992,601)    $ 12,624,895

   Issuance of common stock upon exercise of:
           Underwriter warrants                  1,500,000         150,000                -               -          150,000
           Class A warrants                        115,844          11,584          104,260               -          115,844
           Class D warrants                        925,000          92,500          370,000               -          462,500
   Issuance of common stock upon conversion of
      debt                                         116,490          11,649          237,195               -          248,844
 Stock compensation to officers and directors            -               -          734,375                          734,375
 Common stock issued to officers and directors     155,228          15,523           23,284               -           38,807
 Issuance of Class D Warrants                            -               -           80,464               -           80,464
 Issuance of Class A Warrants                            -               -           11,550               -           11,550
 NET LOSS                                               -               -                -       (1,215,258)      (1,215,258)

                                                 ---------       ---------     ------------    ------------     ------------
 BALANCES, JUNE 30, 1998                         7,166,169       $ 716,617     $ 18,743,263    $ (6,207,859)    $ 13,252,021
                                                 =========       =========     ============    ============     ============

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                            Six months ended June 30,
                                                                                     --------------------------------------
                                                                                           1998               1997
                                                                                      ------------        -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $ (1,215,258)        $ (557,923)
     Adjustments to reconcile net loss to net cash provided
        by operating activities:
         Depreciation and amortization                                                     182,550            183,672
         Stock compensation awarded to officers and directors                              734,375                  -
         Common stock issued for services rendered                                               -                375
         Changes in operating assets and liabilities:
             Inventory                                                                      22,284             24,475
             Other assets                                                                   17,711            (65,898)
             Accounts payable and accrued expenses                                        (132,609)           152,719
                                                                                      ------------        -----------
                 Net cash flows from operating activities                                 (390,947)          (262,580)
                                                                                      ------------        -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Net disbursements of restricted cash                                                        -                  -
     Purchases of property and improvements                                                (16,763)            (7,190)
     Investment in limited partnership                                                    (134,000)                 -
     Distribution from limited partnership                                                  98,994             30,469
                                                                                      ------------        -----------
                 Net cash flows from investing activities                                  (51,769)            23,279
                                                                                      ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES -
    Proceeds from notes payable                                                                  -             75,000
    Repayments of creditors' notes payable and amount due insiders                          (3,500)           (52,163)
    Proceeds from issuance of common stock upon exercise
       of warrants, net of costs                                                           578,344            115,861
    Proceeds from issuance of common stock, net of costs                                   188,807            212,500
    Proceeds from issuance of warrants                                                      92,014             42,489
    Deferred offering costs                                                                     -             (38,090)
                                                                                      ------------        -----------
                  Net cash flows from by financing activities                              855,665            355,597
                                                                                      ------------        -----------
NET CHANGE IN CASH                                                                         412,949            116,296
CASH, BEGINNING OF PERIOD                                                                  115,295              8,600
                                                                                      ------------        -----------
CASH, END OF PERIOD                                                                     $  528,244         $  124,896
                                                                                      ============        ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                                      $  145,755         $  23,480
                                                                                      ============        ===========
     Income taxes paid                                                                  $      -           $     -
                                                                                      ============        ===========

 Issuance of common stock upon conversion of
    outstanding debt                                                                    $  248,844         $     -
                                                                                      ============        ===========


                       MILLENNIUM SPORTS MANAGEMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION:

         The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in Millennium Sports Management, Inc.'s (the "Company's") Annual Report on Form 10KSB for the year ended December 31, 1997 (the "10KSB") and is presented for comparative purposes. All other financial statements are unaudited.
         In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

         Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 10KSB.

         NET INCOME (LOSS) PER COMMON SHARE   In February 1997, the Financial
         Accounting Standards Board issued Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128") which is effective for financial statements for both interim and annual periods ending after December 31, 1997. The Company adopted SFAS 128 in the fourth quarter of 1997. SFAS 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period and excludes all dilution. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding, while also giving effect to all dilutive potential common shares that were outstanding during the period. Such dilutive potential common shares have been excluded since the effect would be anti-dilutive, due to net losses for all periods presented. SFAS 128 had no impact on the loss per share for the three and six months ended June 30, 1997.

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

         During the six months ended June 30, 1998, the years ended December 31, 1997 and 1996 and since inception, the Company has generated only limited amounts of revenues from the events held at Skylands Park and the operation of the Related Facilities and, as a result, the Company incurred significant net losses during such periods. Management expects that revenues from the rental of Skylands Park to its primary tenants will not be significant. Instead, management expects that the Company will generate revenues primarily from the rental of skyboxes and advertising signs in Skylands Park, the rental of Skylands Park for certain other sports and entertainment events, concession sales, and the operation of the Related Facilities in the Complex. Accordingly, the Company's ability to generate significant additional revenues will be dependent upon, among other things, its ability to generate future attendance at events and the success of its other commercial operations.

         Management believes that the Company may need to obtain additional liquid resources to enable it to sustain operations beyond 1998. Therefore, management expects that to sustain future operations, the Company will need to obtain additional financing through the exercise of its remaining outstanding warrants or the issuance of other equity securities. Although management continues to explore various financing alternatives, the Company does not have any commitments with respect to any additional financing.

         Chapter 11 Filing and Confirmation of Plan of Reorganization The Company's Plan of Reorganization (the "Plan") was confirmed by the Company's creditors and the United States Bankruptcy Court on April 13, 1995 (the "Confirmation Date"). Since the Confirmation Date, the Company has paid the unsecured prepetition liabilities pursuant to the terms of a secured promissory note (the "Creditors' Note"). The Creditors' Note bore interest on the unpaid principal balance at the prime rate plus 3%. The difference between the interest paid and the interest accrued became due on April 26, 1998. The Company has set aside sufficient funds to make such

                       MILLENNIUM SPORTS MANAGEMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

         final payment under the Creditors' Note, and intends to make such payment upon final reconciliation of the amount due.

         Claims of "insiders" (generally, former directors and executive officers of the Company and certain of their affiliates) of approximately $339,000 as of the Confirmation Date (including accrued salaries and loans and advances made to the Company) has been reduced, through the issuance of common stock, to approximately $117,000 as of June 30, 1998, and may be paid from time to time after payment in full of the Creditors' Note, as the cash flow of the Company may permit; however, each insider has the option to elect to be paid in shares of common stock of the Company valued at the then current market price of such common stock as reported on "NASDAQ," and approximately $222,000 of such claims has been paid in such manner through June 30, 1998.

         Equity interests, including interests of stockholders and warrant holders, were not altered or impaired under the terms of the Plan. However, the terms of the Plan prohibit the Company from paying dividends until all payments required under the Plan have been made.

         Pursuant to SOP 90-7, the Company was not required to adopt "freshstart" reporting (and, as a result, revalue all of its assets and liabilities) since the holders of the Company's existing voting stock immediately prior to confirmation held the same relative voting interests after confirmation. In addition, since the Company will be paying all of its prepetition liabilities at their original principal amounts, the Company did not recognize any material gain or loss as a result of the confirmation of the Plan.


NOTE 3 - STOCKHOLDERS' EQUITY:

         In December 1997 , the Company again extended the expiration date of the outstanding Class A common stock warrants to June 30, 1998 from the original expiration date of September 23, 1995, at which time the exercise price was reduced from $4.00 to $2.80 per warrant, with each warrant continuing to entitle the exercising holder to receive the increased amount of 2.8 shares of the Company's common stock. In April 1998, such expiration date was further extended to September 30, 1998. A total of 923,775 Class A Warrants remain unexercised at June 30, 1998. The Class A Warrants are subject to redemption at $.10 per Class A Warrant on 30 days' prior written notice if the closing bid price of the Company's common stock equals or exceeds $32.70 per share for any 20 trading days within a period of 30 consecutive trading days ending on the fifth day prior to the date of the notice of redemption.

                       MILLENNIUM SPORTS MANAGEMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 4 - STOCK AWARD PLAN

         On April 29, 1998, pursuant to the Company's stock award plan adopted in December 1996 (the "Stock Award Plan"), the Company granted the right to purchase a total of 250,000 shares of stock at $.25 per share to members of the Company's Board of Directors. In accordance with generally accepted accounting principles, a non-cash charge to earnings of $734,375 was recorded as compensation expense, representing the difference between the exercise price and the fair market value per share on the date of grant for the full award of 250,000 shares. As of June 30, 1998 and the date of this report, rights to purchase 155,228 of such shares have been exercised, and rights to purchase 94,772 shares remain outstanding.

NOTE 5 - SUBSEQUENT EVENT:

         In July 1998, the Ladies Professional Baseball league ("LPB") which is a secondary tenant of Skylands Park, canceled all further league games for the balance of 1998, including the remaining 20 home games for 1998 of the LPB's New Jersey franchise, which were to be played at Skylands Park. The Company is uncertain if LPB will satisfy the remaining lease payments, consisting of the second half of payments for 1998 and all of 1999 and 2000.

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

In February 1998, the Company entered into a three-year lease agreement, commencing in 1998, with Ladies Professional Baseball ("LPB"), a women's professional baseball league. Pursuant to the agreement, the New Jersey Diamonds (the "Diamonds"), a league-owned team, was to play its regular season home games, approximately 28 per year, at the Skylands Park during the months of July through September. In July 1998, LPB canceled all further league games for the balance of 1998, including the remaining 20 Diamonds' home games. The Company is uncertain if LPB will satisfy the remaining lease payments, consisting of the second half of payments for 1998 and all of 1999 and 2000.

The Company currently operates, in the Complex, the Skylands Sporting Goods store, which sells, year-round both at retail and at wholesale, a broad range of sporting goods relating to baseball and other sports, and Team paraphernalia. The Company also operates, in the Complex, a year-round recreational facility known as the "Barn", which contains batting cages, a sports video parlor, mini-gym and children's party room, and a subleased space in which an unaffiliated third party sells sports collectibles.

The Company also intends to utilize the professional skills and collective sports-related backgrounds of its management team to provide strategic, financial and operational consulting services to small to midsized professional franchise owners and sports facility operators. Such backgrounds include Mr. Stoffel's three years of experience as Vice President and Chief Controller of the New York Yankees, Mr. Levine's five years of experience as an executive officer of a publicly traded sports memorabilia and collectibles company, and Mr. Gordon's and Mr. Klee's eight years of experience as managing owners and operators of minor league baseball teams. However, the Company has not entered into any definitive consulting agreements.

                       MILLENNIUM SPORTS MANAGEMENT, INC.


The Company anticipates receiving approximately $42,000 per year in rent from the Team, which management does not believe will constitute a significant portion of the Company's revenues. The Company expects to generate additional revenues from, among other things, the rental of skyboxes and advertising signs in Skylands Park, the rental of Skylands Park for other sports and entertainment events, the operation of the related facilities in the Complex, and the Company's direct and indirect ownership interest in the limited partnership that owns the Team. As of June 30, 1998, the Company rented and received payment for six skyboxes for the 1998 Team season for an aggregate annual rental of $55,000 (of which the Team is entitled to retain approximately $19,152). In addition, the Company is entitled to 20% of all revenues from advertising sign rental commitments at Skylands Park. The Company's 20% share of such revenues in 1997 was approximately $76,000.

In March 1998, the Company, entered into a joint venture (known as Stadium Capital, Inc.) with third parties to develop a golf facility in Florida, and the Company has invested $150,000 in cash capital, $25,000 in expense reimbursements, and 1,000,000 Class D Warrants of the Company in respect of the joint venture. The Company's joint venturers continue to seek financing required in order to implement their business plan for the venture, and there can be no assurance as to whether or when any of such financing may be obtained.

PLAN OF REORGANIZATION

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

Claims held by insiders (consisting of past and present directors and executive officers of the Company and certain of their affiliates) in respect of pre-petition obligations (including but not limited to pre-petition loans made to the Company), originally in the aggregate amount of approximately $339,609, may be paid from time to time after payment in full of the Creditors' Note, as the cash flow of the Company may permit; or, at the option of each insider, may be paid at any time or from time to time in shares of common stock of the Company valued at the then-current market price of such common stock as reported on NASDAQ. During the six months ended June 30, 1998, approximately $222,000 was repaid upon conversion of such insider claims into 56,490

                       MILLENNIUM SPORTS MANAGEMENT, INC.

shares of common stock, leaving an unpaid balance of approximately $117,000 at June 30, 1998.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock to and short-term borrowings from certain shareholders, which were used during the period from inception through March 1993; the net proceeds of approximately $739,000 from a private placement of common stock and warrants, which were used during the period from March 1993 through September 1993; the net proceeds of approximately $5,815,000 from an initial public offering of common stock and Class A Warrants, which were used during the last quarter of 1993 and the first quarter of 1994; short-term borrowings from certain officers, former shareholders and other related and unrelated parties during March, April and May 1994, which were used during the first and the beginning of the second quarter of 1994; proceeds from the exercise of Class A Warrants and Class B Warrants, which were received during the fourth quarter of 1994, and in 1995; net proceeds of $1,500,000 from a private placement of common stock in August 1995 (all of which net proceeds were utilized for partial prepayment of the Creditors' Note); and net proceeds of $2,965,228 from the issuance of and exercise of Class A Warrants and Class D Warrants and underwriter's warrants in 1997 and the first six months of 1998.

As of June 30, 1998, the Company had cash totaling approximately $528,000. The Company may need to obtain additional liquid resources to enable the Company to sustain future operations beyond 1998, whether through the exercise of its remaining outstanding warrants, through the issuance of other equity securities, and/or through other means. Although management continues to explore various financing alternatives, the Company does not have any commitments with respect to any additional financing.

COMPARATIVE QUARTERLY RESULTS

The Company's stadium and facility rentals and admissions during the three and six months ended June 30, 1998 was approximately $99,000 and $127,000, as compared to approximately $106,000 and $132,000 in the three and six months ended June 30, 1997. The 7% and 4% decreases are principally attributable to a reduction in the number of high school and college games played at Skylands Park. Retail sales decreased approximately $21,000 and $22,000 to approximately $58,000 and $73,000 for the

                       MILLENNIUM SPORTS MANAGEMENT, INC.


three and six months ended June 30, 1998, from approximately $ 79,000 and $95,000 for the three and six months ended June 30, 1997. The decrease is principally attributable the reduction in traffic in the stadium and reduced merchandise selection.

Cost of stadium operations decreased by approximately 7% to approximately $70,000 for the three months ended June 30, 1998, as compared to approximately $75,000 for the same period in 1997; and increased by approximately 5% to approximately $101,000 for the six months ended June 30, 1998 as compared to approximately $96,000 for the same period 1997. The overall increase for the six months reflects a more proactive approach in maintaining the Complex. Cost of retail sales as a percent of retail sales remained relatively constant at approximately 68% for the three months ended June 30, 1998 and 1997. Cost of retail sales as a percent of retail sales decreased to approximately 48% from 72% for the six months ended June 30, 1998 and 1997. The decrease is due primarily to the change in product mix allowing for higher profit margins.

Selling, general and administrative expenses decreased by approximately $32,000 and $27,000 to approximately $193,000 and $373,000 for the three and six months ended June 30, 1998, as compared to approximately $225,000 and $400,000 for the same period in 1997. The reduction is due principally to management's emphasis on effecting an overall reduction of excess costs.

On April 29, 1998, pursuant to the Company's stock award plan adopted in December 1996 (the "Stock Award Plan"), the Company granted the right to purchase a total of 250,000 shares of stock at $.25 per share to members of the Company's Board of Directors. In accordance with generally accepted accounting principles, a non-cash charge to earnings of $734,375 was recorded as compensation expense, representing the difference between the exercise price and the fair market value per share on the date of grant for the full award of 250,000 shares. As of June 30, 1998 and the date of this report, rights to purchase 155,228 of such shares have been exercised, and rights to purchase 94,772 shares remain outstanding.

Depreciation and amortization remained relatively stable at approximately $92,000 and $183,000 for the three and six months ended June 30, 1998 and 1997.

Net loss in the three and six months ended June 30, 1998, was approximately $941,000 and $1,215,000 as compared to approximately $270,000 and $558,000 in the three and six months ended June 30, 1997. The increase is attributable to the non-cash charge to earnings of $734,375 relating to stock compensation to directors and the decrease in revenues, offset by a decrease in interest expense of approximately $27,000 and $54,000 for the three and six months.

In 1998, management of the Company has undertaken a close analysis of the Company's expenses, with a view to eliminating unnecessary and/or duplicative expenses, while maintaining the Complex in good condition. Management believes that it has implemented all expense reductions that are prudent and reasonably possible, and that efforts to improve the Company's business are now best focused on increasing gross revenues through the development of additional sources of revenues, preferably during the winter months or on a year-round basis. Although management is actively exploring possible additional business activities, the Company has not entered into any agreements or commitments with respect to any such matters. Certain. of such proposed business

                       MILLENNIUM SPORTS MANAGEMENT, INC.


activities could require the Company to obtain additionally financing, and there can be no assurance that the Company would be able to obtain any such financing.

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


YEAR 2000 COMPLIANCE

The Company is not itself dependent to any significant extent on computer systems, nor, to the Company's knowledge, are any of its customers dependent on computer systems in such customers' dealings with the Company. Certain of the Company's vendors and suppliers may, however, be so dependent, although the Company has not undertaken any investigation to determine the nature or extent of any Year 2000 issues that may be posed by vendor unpreparedness. Thus, while the Company will not be required to incur any material costs or expenses in order to adapt, modify or upgrade its systems to be Year 2000 compliant, the Company still needs to determine the degree of its vendors' preparedness and whether alternate suppliers will be needed or available in the event of any disruption in supply of goods or services to the Company.

                       MILLENNIUM SPORTS MANAGEMENT, INC.


PART II -  OTHER INFORMATION

ITEM 1  -  LEGAL PROCEEDINGS

           None

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8K.

           (a) Exhibit 27 - Financial Data Schedule

           (b) On April 29, 1998, the Company filed a current report on Form 8-K, in respect of the extension of the exercise period for its outstanding Class A Warrants, and the termination of further offering of Class D Warrants.

                       MILLENNIUM SPORTS MANAGEMENT, INC.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MILLENNIUM SPORTS MANAGEMENT, INC.
----------------------------------
      (Registrant)



              SIGNATURE                                  TITLE                                DATE

/s/ Robert H. Stoffel, Jr.                      Chief Financial Officer                 August 12, 1998
--------------------------------------
Robert H. Stoffel, Jr.