Form 10QSB
period 1998-09-30
MILLENNIUM SPORTS MANAGEMENT INC
filed 1998-11-16
CIK 904075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                 x QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 1998

                __ TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ____ to ____

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

                                 (973) 383-7644
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X    No
                                                               ----      ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes      No
                                                  ----    ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 7,188,085 shares of common stock outstanding as of November 11, 1998.

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):

                               Yes     No  X
                                  ----    ----

                       MILLENNIUM SPORTS MANAGEMENT, INC.

                                 BALANCE SHEETS

                                                                                               September 30,           December 31,
                                                                                                   1998                   1997
                                                                                               (Unaudited)              (Note 1)
      ASSETS
PROPERTY AND EQUIPMENT, AT COST,
   LESS ACCUMULATED DEPRECIATION                                                                 $ 12,541,125          $ 12,799,986

CASH                                                                                                  392,218               115,295
INVENTORIES                                                                                            50,832                85,170
INVESTMENT IN LIMITED PARTNERSHIP, AT EQUITY                                                          486,561               485,555
OTHER ASSETS                                                                                          110,461               108,680
                                                                                                 ------------          -------------
                                                                                                 $ 13,581,197          $ 13,594,686
                                                                                                 ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
    Amounts payable settled pursuant to
      Chapter 11 proceedings                                                                     $     90,865          $    339,609
    Accounts payable and accrued expenses                                                             187,340               250,110
    Accrued interest                                                                                   63,542               209,297
    Accrued compensation - officers and directors                                                     170,775               170,775
                                                                                                 ------------          -------------
           Total Liabilities                                                                          512,522               969,791

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value; 500,000 shares
    authorized, none issued                                                                              --                    --
  Common stock, no par value, stated value $0.10
    per share; 20,000,000 shares authorized
    7,188,085 and 4,353,607 shares issued in 1998
     and 1997, respectively                                                                           718,808               435,362
  Additional paid-in capital                                                                       18,767,384            17,182,134
  Accumulated deficit                                                                              (6,417,517)           (4,992,601)
                                                                                                 ------------          -------------
           Total Stockholders' Equity                                                              13,068,675            12,624,895
                                                                                                 ------------          -------------
                                                                                                 $ 13,581,197          $ 13,594,686
                                                                                                 ============          ============

                       MILLENNIUM SPORTS MANAGEMENT, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                     Nine months ended                     Three months ended
                                                               ---------------------------------------------------------------------
                                                                        September 30,                         September 30,
                                                               ---------------------------------------------------------------------
                                                                   1998               1997               1998               1997
REVENUES:  Stadium and facility rentals and
     admissions                                                $   327,411        $   300,817        $   213,052        $   168,765
  Retail and concession sales                                      207,689            228,533            122,036            133,653
  Other                                                              8,645             13,492              1,159                992
                                                               -----------        -----------        -----------        -----------
          Totals                                                   543,745            542,842            336,247            303,410
                                                               -----------        -----------        -----------        -----------

COSTS OF SALES AND SERVICES:
    Costs of stadium operations                                    196,979            159,984             93,847             64,237
    Costs of retail and concession sales                           111,950            136,743             73,897             68,362
    Selling, general and administrative                            583,266            613,929            214,652            214,158
    Stock compensation to officers and
       directors                                                   734,375               --                 --                 --
    Depreciation                                                   273,825            276,108             91,275             92,436
                                                               -----------        -----------        -----------        -----------
                                                                 1,900,395          1,186,764            473,671            439,193
                                                               -----------        -----------        -----------        -----------

LOSS FROM OPERATIONS                                            (1,356,650)          (643,922)          (137,424)          (135,783)
                                                               -----------        -----------        -----------        -----------

OTHER INCOME (EXPENSE)
  Equity income of limited partnership                             100,000            100,000            100,000            100,000
   Write down of investment joint venture                         (175,000)              --             (175,000)              --
  Interest (net)                                                     6,734            (59,247)             2,766             (9,464)
                                                               -----------        -----------        -----------        -----------
                                                                   (68,266)            40,753            (72,234)            90,536
                                                               -----------        -----------        -----------        -----------
NET LOSS                                                       $(1,424,916)       $  (603,169)       $  (209,658)       $   (45,247)
                                                               ===========        ===========        ===========        ===========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                             6,434,515          1,644,391          7,177,194          2,256,604
                                                               ===========        ===========        ===========        ===========

NET LOSS PER COMMON SHARE                                      $     (0.22)       $     (0.37)       $     (0.03)       $     (0.02)
                                                               ===========        ===========        ===========        ===========

                                                                   Common Stock
                                                             -----------------------     Additional
                                                               Number                     Paid-in       Accumulated
                                                             of Shares        Amount      Capital         Deficit           Total
                                                             --------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                                   4,353,623   $    435,362   $ 17,182,134   $ (4,992,601)   $ 12,624,895

  Issuance of common stock upon exercise of:
          Underwriter warrants                               1,500,000        150,000           --             --           150,000
          Class A warrants                                     115,844         11,584        104,260           --           115,844
          Class D warrants                                     925,000         92,500        370,000           --           462,500
  Issuance of common stock upon conversion of
     debt                                                      138,390         13,839        261,405           --           275,244
Stock compensation to officers and directors                      --             --          734,375           --           734,375
Common stock issued to officers and directors                  155,228         15,523         23,196           --            38,719
Issuance of Class D Warrants                                      --             --           80,464           --            80,464
Issuance of Class A Warrants                                      --             --           11,550           --            11,550
NET LOSS                                                          --             --             --       (1,424,916)     (1,424,916)
                                                             ---------   ------------   ------------   ------------    ------------
BALANCES, SEPTEMBER 30, 1997                                 7,188,085   $    718,808   $ 18,767,384   $ (6,417,517)   $ 13,068,675
                                                             ---------   ------------   ------------   ------------    ------------

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                    Nine months ended September 30,
                                                                                                 -----------------------------------
                                                                                                      1998                 1997
                                                                                                      ----                 ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                    $ (1,424,916)         $   (603,169)
     Adjustments to reconcile net loss to net cash provided
        by operating activities:
         Depreciation and amortization                                                                273,825               276,108
         Stock compensation awarded to officers and directors                                         734,375
         Equity in income of limited partnership                                                     (100,000)             (100,000)
          Write down of investment in joint venture                                                   175,000                  --
         Common stock issued for services rendered                                                       --                     375
         Changes in operating assets and liabilities:
             Inventory                                                                                 34,338                40,133
             Other assets                                                                             (12,781)             (125,147)
             Accounts payable and accrued expenses                                                   (208,525)              (28,541)
                                                                                                 ------------          ------------
                 Net cash flows from operating activities                                            (528,684)             (540,241)
                                                                                                 ------------          ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and improvements                                                           (14,964)              (33,705)
     Investment in joint venture                                                                     (134,000)
     Distribution from limited partnership                                                             98,994                30,469
                                                                                                 ------------          ------------
                 Net cash flows from investing activities                                             (49,970)               (3,236)
                                                                                                 ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES -
    Proceeds from notes payable                                                                          --                  75,000
    Repayments of creditors' notes payable and amounts due insiders                                    (3,500)             (398,808)
    Proceeds from issuance of common stock upon exercise
       of warrants, net of costs                                                                      767,063               839,298
    Proceeds from issuance of warrants                                                                 92,014               142,279
    Payments of offering costs                                                                           --                 (46,324)
                                                                                                 ------------          ------------
                  Net cash flows from by financing activities                                         855,577               611,445
                                                                                                 ------------          ------------
NET CHANGE IN CASH                                                                                    276,923                67,968
CASH, BEGINNING OF PERIOD                                                                             115,295                 8,600
                                                                                                 ------------          ------------
CASH, END OF PERIOD                                                                              $    392,218          $     76,568
                                                                                                 ============          ============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                                               $       --            $     38,480
                                                                                                 ============          ============
     Income taxes paid                                                                           $       --            $       --
                                                                                                 ============          ============
 Issuance of common stock upon conversion of
    outstanding debt                                                                             $    275,244          $       --
                                                                                                 ============          ============

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

             Net Income (Loss) Per Common Share - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128") which is effective for financial statements for both interim and annual periods ending after December 31, 1997. The Company adopted SFAS 128 in the fourth quarter of 1997. SFAS 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period and excludes all dilution. Diluted earnings per share is calculated by using the weighted average number of common shares outstanding, while also giving effect to all dilutive potential common shares that were outstanding during the period. Such dilutive potential common shares have been excluded since the effect would be anti-dilutive, due to net losses for all periods presented. SFAS 128 had no impact on the loss per share for the three and nine months ended September 30, 1997.

             Reclassification - Certain amounts previously reported have been reclassified to conform to current year presentation.

                       MILLENNIUM SPORTS MANAGEMENT, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


 Note 2 -   Organization, Proceedings Under Chapter 11 And Subsequent Operation


             Organization and development - The Company operates a regional sports entertainment and recreation center in Sussex County, New Jersey, known as the Skylands Park Sports and Recreation Center (the "Complex"). The Complex includes a professional baseball stadium ("Skylands Park") used for sports and other entertainment events, and other adjacent recreational and commercial facilities (the "Related Facilities") that include, among other things, a sports apparel and collectibles store, a wholesale and retail sporting goods outlet, batting cages, and a video parlor.

             During the nine months ended September 30, 1998, the years ended December 31, 1997 and 1996 and since inception, the Company has generated only limited amounts of revenues from the events held at Skylands Park and the operation of the Related Facilities and, as a result, the Company incurred significant net losses during such periods. Management expects that revenues from the rental of Skylands Park to its primary tenant will not be significant. Instead, management expects that the Company will generate revenues primarily from the rental of skyboxes and advertising signs in Skylands Park, the rental of Skylands Park for certain other sports and entertainment events, concession sales, and the operation of the Related Facilities in the Complex. Accordingly, the Company's ability to generate significant additional revenues will be dependent upon, among other things, its ability to generate future attendance at events and the success of its other commercial operations.

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

             Chapter 11 Filing and Confirmation of Plan of Reorganization -The Company's Plan of Reorganization (the "Plan") was confirmed by the Company's creditors and the United States Bankruptcy Court on April 13, 1995 (the "Confirmation Date"). Since the Confirmation Date, the Company has paid the unsecured pre-petition liabilities pursuant to the terms of a secured promissory note (the "Creditors' Note"). The Creditors' Note bore interest on the unpaid principal balance at the prime rate plus 3%. The difference between the interest paid and the interest accrued became due

                       MILLENNIUM SPORTS MANAGEMENT, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

             on April 26, 1998. The Company has set aside sufficient funds to make such final payment under the Creditors' Note, and intends to make such payment upon final reconciliation of the amount due.

             Claims of "insiders" (generally, former directors and executive officers of the Company and certain of their affiliates) of approximately $339,609 as of the Confirmation Date (including accrued salaries and loans and advances made to the Company) has been reduced, through the issuance of common stock, to approximately $91,000 as of September 30, 1998, and may be paid from time to time after payment in full of the Creditors' Note, as the cash flow of the Company may permit; however, each insider has the option to elect to be paid in shares of common stock of the Company valued at the then current market price of such common stock as reported on "NASDAQ," and approximately $248,000 of such claims has been paid in such manner through September 30, 1998.

             Equity interests, including interests of stockholders and warrant holders, were not altered or impaired under the terms of the Plan. However, the terms of the Plan prohibit the Company from paying dividends until all payments required under the Plan have been made.

             Pursuant to SOP 90-7, the Company was not required to adopt "fresh-start" reporting (and, as a result, revalue all of its assets and liabilities) since the holders of the Company's existing voting stock immediately prior to confirmation held the same relative voting interests after confirmation. In addition, since the Company will be paying all of its pre-petition liabilities at their original principal amounts, the Company did not recognize any material gain or loss as a result of the confirmation of the Plan.


Note 3   -   Stockholders' Equity:

             In December 1997, the Company again extended the expiration date of the outstanding Class A common stock warrants to June 30, 1998 from the original expiration date of September 23, 1995, at which time the exercise price was reduced from $4.00 to $2.80 per warrant, with each warrant continuing to entitle the exercising holder to receive the increased amount of 2.8 shares of the Company's common stock. In April 1998, such expiration date was further extended to September 30, 1998, and was subsequently further extended to December 31, 1998. A total of 923,775 Class A Warrants remain unexercised at September 30, 1998. The Class A Warrants are subject to redemption at $.10 per Class A Warrant on 30 days' prior written notice if the closing bid price of the Company's common stock equals or exceeds $32.70 per share for any 20 trading days within a period

                       MILLENNIUM SPORTS MANAGEMENT, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


             of 30 consecutive trading days ending on the fifth day prior to the date of the notice of redemption.

Note 4   -   Stock Award Plan:

             On April 29, 1998, pursuant to the Company's stock award plan adopted in December 1996 (the "Stock Award Plan"), the Company granted the right to purchase a total of 250,000 shares of stock at $.25 per share to members of the Company's Board of Directors. In accordance with generally accepted accounting principles, a non-cash charge to earnings of $734,375 was recorded as compensation expense, representing the difference between the exercise price and the fair market value per share on the date of grant for the full award of 250,000 shares. As of September 30, 1998, rights to purchase 155,228 of such shares have been exercised, and rights to purchase 94,772 shares remain outstanding.

Note 5   -   Lease Cancellation:

             In July 1998, the Ladies Professional Baseball league ("LPB"), a secondary tenant of Skylands Park, canceled all further league games for the balance of 1998, including the remaining 20 home games for 1998 of the LPB's New Jersey franchise, which were to be played at Skylands Park. The Company is uncertain if LPB will satisfy the remaining lease payments, consisting of the second half of payments for 1998 and all of 1999 and 2000.

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

                       MILLENNIUM SPORTS MANAGEMENT, INC.


The Company anticipates receiving approximately $42,000 per year in rent from the Team, which management does not believe will constitute a significant portion of the Company's revenues. The Company expects to generate additional revenues from, among other things, the rental of skyboxes and advertising signs in Skylands Park, the rental of Skylands Park for other sports and entertainment events, the operation of the related facilities in the Complex, and the Company's direct and indirect ownership interest in the limited partnership that owns the Team. For the 1998 baseball season, the Company rented and received payment for six skyboxes for the 1998 Team season for an aggregate annual rental of $56,640. In addition, the Company is entitled to 20% of all revenues from advertising sign rental commitments at Skylands Park. The Company's 20% share of such revenues in 1998 is approximately $75,000.

In March 1998, the Company, entered into a start-up joint venture (known as Stadium Capital, Inc.) as a 50% owner with third parties to develop a golf facility in Florida, and the Company has invested $150,000 in cash for capital, $25,000 in expense reimbursements, and 1,000,000 Class D Warrants of the Company in respect of the joint venture. In September 1998, the Company determined that the possibility of development of a golf facility was remote and therefore has determined to write down its investment in such joint venture.

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

Claims held by insiders (consisting of past and present directors and executive officers of the Company and certain of their affiliates) in respect of pre-petition obligations (including but not limited to pre-petition loans made to the Company), originally in the aggregate amount of approximately $339,609, may be paid from time to time after payment in full of the Creditors' Note, as the cash flow of the Company may permit; or, at the option of each insider, may be paid at any time or from time to time in shares of common stock of the Company valued at the then-current market price of such common stock as reported on NASDAQ. During the nine months ended September 30, 1998, approximately $248,000 was repaid upon conversion of such insider claims into 78,390 shares of common stock, leaving an unpaid balance of approximately $91,000 at September 30, 1998.

                       MILLENNIUM SPORTS MANAGEMENT, INC.

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


Liquidity and Capital Resources

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock to and short-term borrowings from certain shareholders, which were used during the period from inception through March 1993; the net proceeds of approximately $739,000 from a private placement of common stock and warrants, which were used during the period from March 1993 through September 1993; the net proceeds of approximately $5,815,000 from an initial public offering of common stock and Class A Warrants, which were used during the last quarter of 1993 and the first quarter of 1994; short-term borrowings from certain officers, former shareholders and other related and unrelated parties during March, April and May 1994, which were used during the first and the beginning of the second quarter of 1994; proceeds from the exercise of Class A Warrants and Class B Warrants, which were received during the fourth quarter of 1994, and in 1995; net proceeds of $1,500,000 from a private placement of common stock in August 1995 (all of which net proceeds were utilized for partial prepayment of the Creditors' Note); and net proceeds of $2,965,228 from the issuance of and exercise of Class A Warrants and Class D Warrants and underwriter's warrants in 1997 and the first nine months of 1998.

As of September 30, 1998, the Company had cash totaling approximately $392,000. The Company may need to obtain additional liquid resources to enable the Company to sustain future operations beyond 1998, whether through the exercise of its remaining outstanding warrants, through the issuance of other equity securities and/or from other sources. Although management continues to explore various financing alternatives, the Company does not have any commitments with respect to any additional financing.

Comparative Quarterly Results

The Company's stadium and facility rentals and admissions during the three and nine months ended September 30, 1998 was approximately $213,000 and $327,000, as compared to approximately $169,000 and $301,000 in the three and nine months ended September 30, 1997. The 26% and 9% increases are principally attributable to additional skybox rentals and greater use of the other facilities (i.e., batting cages). Retail and concession sales decreased approximately $12,000 and $21,000 to approximately $122,000 and $208,000 for the three and nine months ended September 30, 1998, from approximately $134,000 and $229,000 for the three and nine months

                       MILLENNIUM SPORTS MANAGEMENT, INC.


ended September 30, 1997. The decrease is principally attributable the reduction in traffic in the stadium and reduced merchandise selection.

Cost of stadium operations increased by approximately 46% to approximately $94,000 for the three months ended September 30, 1998, as compared to approximately $64,000 for the same period in 1997; and increased by approximately 23% to approximately $197,000 for the nine months ended September 30, 1998 as compared to approximately $160,000 for the same period in 1997. The overall increase for the three and nine months reflects an increase in employees for special events and repairs to a water treatment facility. Cost of retail and concession sales as a percent of retail and concession sales increased to 61% for the three months ended September 30, 1998 and 1997 as compared to 51% in the comparable prior year period. Cost of retail sales as a percent of retail sales decreased to approximately 54% for the nine months ended September 30, 1998 as compared to 60% in the comparable prior year period. The decrease for the nine months ended September 30, 1998, is due primarily to a continued change in the product mix allowing for higher profit margins. Selling, general and administrative expenses decreased by approximately $31,000 to approximately $583,000 for the nine months ended September 30, 1998, as compared to approximately $614,000 for the same period in 1997. The reduction is due principally to reduced costs for the electric service to the Complex. Selling, general and administrative expenses for the three months ended September 30, 1998 and 1997 remained relatively constant at approximately $214,000.

On April 29, 1998, pursuant to the Company's stock award plan adopted in December 1996 (the "Stock Award Plan"), the Company granted the right to purchase a total of 250,000 shares of stock at $.25 per share to members of the Company's Board of Directors. In accordance with generally accepted accounting principles, a non-cash charge to earnings of $734,375 was recorded as compensation expense, representing the difference between the exercise price and the fair market value per share on the date of grant for the full award of 250,000 shares. As of September 30, 1998, rights to purchase 155,228 of such shares have been exercised, and rights to purchase 94,772 shares remain outstanding. Depreciation and amortization remained relatively stable at approximately $92,000 and $274,000 for the three and nine months ended September 30, 1998 as compared to $92,000 and $276,000 for the three and nine months ended September 30, 1997.

The charge for $175,000 as a write down of investment in a joint venture is a result of the Company's determination that the probability of the Stadium Capital golf stadium facility coming to fruition was remote.

Net loss in the three and nine months ended September 30, 1998, was approximately $210,000 and $1,425,000 as compared to approximately $45,000 and $603,000 in the three and nine months ended September 30, 1997. The increase is primarily attributable to the charges relating to stock compensation to directors and the write-off of investment in joint venture, offset by a decrease in interest expense of approximately $9,000 and $59,000 for the three and nine months.

                       MILLENNIUM SPORTS MANAGEMENT, INC.


In 1998, management of the Company has undertaken a close analysis of the Company's expenses, with a view to eliminating unnecessary and/or duplicative expenses, while maintaining the Complex in good condition. Management believes that it has implemented all expense reductions that are prudent and reasonably possible, and that efforts to improve the Company's business are now best focused on increasing gross revenues through the development of additional sources of revenues, preferably during the winter months or on a year-round basis. Although management is actively exploring possible additional business activities, the Company has not entered into any agreements or commitments with respect to any such matters. Certain of such proposed business activities could require the Company to obtain additional financing, and there can be no assurance that the Company would be able to obtain any such financing.

Seasonality

The Company's cash flow from operations is significantly greater in each spring, summer and fall than in the winter months, when Skylands Park is not rented for outdoor events, and the Company relies upon income generated by its other businesses. In the event that the Company is unable to generate sufficient cash flow from operations during the seasons of full operations, or the Company is unable to develop or acquire additional business which will generate cash flow in the off season, the Company may be required to utilize other cash reserves (if any) or seek additional financing to meet operating expenses, and there can be no assurance that there will be any other cash reserves or that additional financing will be available or, if available, on reasonable terms.


Year 2000 Compliance

The Company is not itself dependent to any significant extent on computer or other embedded information systems, nor, to the Company's knowledge, are any of its customers dependent on computer or other embedded information systems in such customers' dealings with the Company. Certain of the Company's vendors and suppliers may, however, be so dependent, although the Company has not undertaken any investigation to determine the nature or extent of any Year 2000 issues that may be posed by vendor unpreparedness. Thus, while the Company will not be required to incur any material costs or expenses in order to adapt, modify or upgrade its systems to be Year 2000 compliant, the Company still needs to determine the degree of its vendors' preparedness and whether alternate suppliers will be needed or available in the event of any disruption in supply of goods or services to the Company. The Company expects to discuss with its key vendors the status of their Year 2000 readiness in the fourth quarter of 1998, and to promptly thereafter identify possible alternative suppliers to the extent that such action may be called for based on any relative lack of Year 2000 readiness by existing suppliers. The Company does not expect the cost of this investigation to be material.

                       MILLENNIUM SPORTS MANAGEMENT, INC.


PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings

          None

Item 6 -  Exhibits and Reports on Form 8-K.

          (a)     Exhibit 11 - Weighted Average Shares

          (b)     Exhibit 27 - Financial Data Schedule

          (c) On September 21, 1998, the Company filed a current report on Form 8-K, in respect of the extension of the exercise period for its outstanding Class A Warrants.

                       MILLENNIUM SPORTS MANAGEMENT, INC.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MILLENNIUM SPORTS MANAGEMENT, INC.
----------------------------------
          (Registrant)



       Signature                        Title                         Date


/s/ Robert H. Stoffel, Jr.        Chief Financial Officer      November 12, 1998
--------------------------
   Robert H. Stoffel, Jr.

1997

   Month                              Shares         Weighted          Weighted
                                      Issued                 9                 3

Opening                            1,214,887         1,214,887         1,214,887
January                                 --                --                --
February                                --                --                --
March                                 86,800            67,029            86,800
April                                   --                --                --
May                                  125,000            68,750           125,000
June                                 332,280           147,751           332,380
July                                 215,000            62,637           187,624
August                               420,000            75,693           227,080
September                            400,000            27,644            82,933
October                            1,066,668              --                --
November                             201,852              --                --
December                             291,120              --                --

                                   4,353,607         1,664,391         2,256,604

1998

   Month                              Shares         Weighted          Weighted
                                      Issued                 9                 3

Opening                            4,353,623         4,353,623         7,166,185
January                              223,504           216,302              --
February                              17,360            14,872              --
March                              2,096,406         1,563,036              --
April                                309,424           196,312              --
May                                  160,268            83,874              --
June                                   5,600             2,308              --
July                                  10,000             3,011             8,333
August                                 2,000               380             1,000
September                              9,900               781             1,660
October                                 --                --                --
November                                --                --                --
December                                --                --                --

                                   7,188,085         6,434,499         7,177,179