Form 10KSB
period 1998-12-31
MILLENNIUM SPORTS MANAGEMENT INC
filed 1999-04-15
CIK 904075

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  Form 10-KSB

(Mark One)
[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934
For the fiscal year ended December 31, 1998

[_]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 [No Fee Required]
For the transition period from...........to...............

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes..X..No.....

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [_]

     The issuer's revenues for its most recent fiscal year were $648,112.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 10, 1999, was $722,639.


                        (ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDING DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes.....No......

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
The number of shares outstanding of the issuer's common stock, no par value, as of March 10, 1999 was 724,809.

                   Documents Incorporated by Reference: None

                                     PART I


     Unless otherwise indicated, all descriptions of and references to the Company's common stock, and all share and per share information, contained in this report have been adjusted to give effect to a 1-for-10 reverse stock split effected by the Company as of the close of business on January 4, 1999.

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

     The centerpiece of the Complex is Skylands Park, which is a 4,300 seat professional baseball stadium ("Skylands Park"), and is, among other things, the home of the New Jersey Cardinals (the "Team"), a Class "A" Minor League affiliate of the St. Louis Cardinals Major League baseball franchise of the National League. The Company has a minority ownership interest in Minor League Heroes, L.P. ("Heroes"), the limited partnership that owns the Team. The Team is a member of the New York-Penn League. Skylands Park was placed in operation in April 1994, and the Team has played all of its home games at Skylands Park during the 1994 through 1998 Minor League baseball seasons.

     During the 1998 calendar year, in addition to the Team's 37 regular season home games, a total of 28 other baseball game dates were held at Skylands Park, including 8 home games of the New Jersey Diamonds, a team owned and operated by the Ladies Professional Baseball ("LPB") league. However, in July 1998, LPB announced that it was canceling all further league games for the balance of 1998, including the remaining 20 New Jersey Diamonds home games, and it now appears unlikely that LPB will resume operations or fulfill the balance of its lease obligations running through the year 2000. In addition to baseball games, a total of five other events were held at Skylands Park during the 1998 calendar year, consisting of two professional wrestling events and three paid photo shoots.

     The remainder of the Complex follows a courtyard village design theme, and includes a recreation facility containing batting cages, pitching tunnels, a soft-play area, sports video parlor, half-court basketball, children's party room and sports collectibles store; a wholesale and retail sporting goods outlet; and an exhibit hall. On game days during the first part of the 1998 baseball season, the Company attempted to utilize the exhibit hall as a sports lounge; however, this operation was not profitable and was discontinued. The Company is currently considering other potential uses of the exhibit hall, and although the Company is currently negotiating a long-term lease agreement for the exhibit hall, the Company has not entered into any definitive commitments or agreements regarding any such alternate uses.

     The Company currently operates, in the Complex, a Skylands Sporting Goods store, which sells, both at retail and at wholesale, a broad range of sporting goods relating to baseball and other sports, and Team paraphernalia and apparel.

     In March 1998, the Company entered into agreements with affiliates of Golf Stadiums, Inc., William F. Rasmussen and Glenn J. Rasmussen, in implementation of such parties' October 1997 letter of intent, with respect to the development, through a joint venture corporation known as Stadium Capital, Inc. ("Stadium Capital"), of a "Stadium Golf" resort destination (including two 18-hole golf courses) in Naples, Florida. The Company invested $150,000 in cash for capital, $25,000 in expense reimbursements, and Class D Warrants for 100,000 shares of common stock of the Company, in respect of a 50% interest in the joint venture. In September 1998, the Company determined that the prospects for the golf facility had become remote, and therefore determined to write off its investment in the joint venture.

     The Company anticipates receiving approximately $42,000 per year in rent from the Team, and parking revenues from the Team's home games, which management does not believe will constitute a significant portion of the Company's revenues. The Company expects to generate additional revenues from, among other things, the rental of skyboxes and advertising signs in Skylands Park, rental, parking fees and other revenues from other baseball games, the rental of Skylands Park for other sports and entertainment events, the operation of the retail, recreation and other related facilities in the Complex, and the Company's ownership interest in Heroes. For the 1998 baseball season, the Company rented and received payment for six skyboxes for the 1998 Team season for an aggregate annual rental of $56,640. In addition, the Company is entitled to 20% of all revenues from advertising sign rental commitments at Skylands Park. The Company's 20% share of such revenues in 1998 was approximately $75,000.

     The Company filed a voluntary petition for reorganization with the United States Bankruptcy Court for the District of New Jersey (the "Court") on June 1, 1994. The Company made such filing with a view to fostering a more orderly payment and resolution of the Company's obligations. On April 13, 1995, with the requisite approval of the Company's creditors, the Court approved and confirmed the Company's proposed plan of reorganization (the "Plan"), and the Company has since paid substantially all of its pre-petition obligations at their original amounts, and has obtained releases of all liens on its assets and properties. See "Item 6 - Management's Discussion and Analysis or Plan of Operations - Plan of Reorganization."

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

     The Company has also entered into a lease agreement with the Newark Bears (the "Bears"), a member of the independent professional Atlantic League, pursuant to which the Bears will play their first 24 home games in the 1999 baseball season at Skylands Park, pending the completion of their permanent home stadium in or around Newark, New Jersey. Base rent under this lease is at the rate of $3,000 per game, and the Company will be entitled to retain 100% of all alcoholic beverage concession receipts.

     The Company is also party to a lease agreement with LPB for the use of Skylands Park in the 1998, 1999 and 2000 baseball seasons; however, LPB suspended operations early in the 1998 baseball season, and it now appears unlikely that LPB will resume operations or fulfill the balance of its lease obligations running through the year 2000. The Company also expects to continue to lease Skylands Park for college, high school and other amateur baseball games.

Minor League Baseball at Skylands Park

     The Company has executed a long-term lease (running through September 2008, subject to prior termination) with Minor League Heroes, L.P. ("Heroes"), the owner of the Team. The Team is a Class "A" Minor League affiliate of the St. Louis Cardinals Major League franchise.

     The Minor Leagues are organized as the National Association of Professional Baseball Leagues and currently consist of four levels of playing ability. These levels, in descending order, are Class AAA, Class AA, Class A and Rookie. Each level has various organized leagues based upon geographic area. The New York-Penn League concluded its 58th year of operation in 1998, and is the longest continuously operating Class "A" professional baseball league in North America. Currently, the League has 14 franchises, all of which are affiliated with a Major League baseball franchise.

     The Team has been affiliated with the St. Louis Cardinals Major League franchise since 1982, and currently operates under a player development contract which expires after the 2002 Minor League season.

     During the 1994 Minor League season, the Team held 38 regular-season and four playoff home games at Skylands Park. During each of the 1995 through 1998 Minor League seasons, the Team held 38 regular season home games at Skylands Park. Average attendance for each of these games exceeded 4,000 paid admissions. All ticket receipts from Team home games played at Skylands Park are revenues belonging to the Team.

     In the first quarter of 1994, the Company purchased limited partnership interests in Heroes, and the Company now owns a 16.82% interest in Heroes.

Other Events at Skylands Park

     Based on its experience in the 1994 through 1998 seasons, the Company believes that baseball at Skylands Park will not be limited to the professional ranks. College games, both regular and post-season tournament play, as well as high school and other amateur leagues, have used and continue to seek to use the Skylands Park facilities. In the 1994 calendar year, a total of 53 college, high school and other amateur baseball games were held at Skylands Park, and for the 1995, 1996 and 1997 calendar years, a total of 98, 61 and 91, respectively, amateur baseball games were played at Skylands Park. In the 1998 calendar year, a total of 28 non-team baseball game dates were held at Skylands Park, including 8 home games of the New Jersey Diamonds. Notwithstanding the uncertainty as to whether or when LPB and the New Jersey Diamonds will resume operations, the Company expects an increase in the number of non-Team games at Skylands Park in 1999, due in substantial part to the addition of Bears home games during the first part of the 1999 baseball season.

     In addition to baseball games, the Company leases Skylands Park and other portions of the Complex for other events. In the 1998 calendar year, such events included two professional wrestling events and three paid photo shoots. These events have produced revenue for the Company in the form of concession sales, facility rental fees or ticket sales, parking fees, corporate sponsorship of events, and value enhancement of fence signs and corporate skyboxes; however, cash revenues from these events were not always sufficient to cover the Company's cash expenses. The profitability of Skylands Park will be largely dependent upon receiving adequate revenues from these ancillary events.

     The Complex also includes a 6,300 square foot exhibit hall, which houses baseball and other sports exhibits of local, regional, and national interest. On game days during the first part of the 1998 baseball season, the Company attempted to utilize the exhibit hall as a sports lounge; however, this operation was not profitable and was discontinued. The Company is currently considering other potential uses of the exhibit hall, and although the Company is currently negotiating a long-term lease agreement for the exhibit hall, the Company has not entered into any definitive commitments or agreements regarding any such alternate uses.

Land Acquisition

     The Complex is located on a tract of land owned by the Company, consisting of approximately 28.5 acres located in Frankford Township, New Jersey at the intersection of U.S. Highway 206 and Sussex County Route 565. The land was acquired by the Company at a cost of approximately $1,202,000, although the Company has subsequently written down the depreciated carrying value of the land and related buildings and improvements to a lesser amount. See "Item 6 - Plan of Operations and Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Impairment."

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

     As part of the construction of Skylands Park, the Company was required, under applicable environmental regulations, to construct and install a wastewater treatment system. The cost of this system was approximately $700,000, and the Company expends approximately $62,000 per year in connection with the operation, inspection and testing of the system. Other than such wastewater treatment system, the Company was not and is not required to incur any material costs and expenses in order to comply with federal, state or local environmental laws and regulations relating to its current operations.

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

The Barn

     The Company has built a 16,500 square foot indoor recreational facility on the grounds of the Complex, known as "The Barn." The Barn is intended to provide sports and entertainment activities for fans on game days, including facilities for the casual visitor to Skylands Park, for the serious athlete looking to improve his or her skill level in baseball, and for those seeking a specially planned program such as a birthday party or a group sports activity. The Barn is open twelve months a year, and contains six baseball and softball batting cages, a pitching tunnel, a soft-play area, a sports video parlor, a children's party room, a half-court basketball court, and an aerobics court. A professional batting/pitching tunnel, which is used by the Team during the Minor League baseball season, is also available for private instruction. The Barn also houses Bob's Hot Corner, which is space subleased by Robert N. Adams (a member of the Company's Board of Directors), in which he sells sports collectibles for his own account.

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

     The Company has been authorized by Heroes to sell Team apparel and merchandise in the Skylands Sporting Goods store; such items are sold for the account of Heroes, which pays the Company a 20% commission on all such sales made in the Skylands Sporting Goods store.

Skylands Sporting Goods also sells licensed apparel and other merchandise bearing the logos and symbols of other professional teams; in such cases, the manufacturer or procurer of the goods is licensed or sublicensed to utilize such intellectual property rights, and like other sporting goods stores, the Company purchases such goods from the manufacturer or a distributor, and offers such goods for sale in its store.

Stadium Golf

     In the first quarter of 1998, the Company began to implement the transactions contemplated by its October 1997 letter of intent with certain affiliates of Golf Stadiums, Inc., William F. Rasmussen and Glenn J. Rasmussen. Pursuant to such transactions, the Company and the Rasmussens' affiliates have formed Stadium Capital, which has as its purpose the planning, construction, development and operation of a "Stadium Golf" resort destination (including two 18-hole golf courses and a related "Stadium" facility containing luxury boxes and/or condominium units, grandstand seating, telecast facilities, professional golf facilities and dining and locker room amenities) in Naples, Florida. The Company invested $150,000 in cash for capital, $25,000 in expense reimbursements, and Class D Warrants for 100,000 shares of common stock of the Company, in respect of a 50% interest in the joint venture. In September 1998, the Company determined that the prospects for the golf facility had become remote, and therefore determined to write off its investment in the joint venture.

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

Competition

     Located in northwest New Jersey, Sussex County is part of the State's Skylands region, comprising the counties of Sussex, Warren, Passaic, Morris and Hunterdon. According to a 1993 report of the Sussex County Office of Economic Development and the Sussex County Chamber of Commerce (which report relied in substantial part on information contained in a 1992 survey by the New Jersey Department of Travel & Tourism), the Skylands Region generated $1.6 billion in tourism expenditures in 1991, with Sussex County accounting for more than $125 million. Approximately 4,200 people in Sussex County are employed in tourism-related jobs. Among Sussex County's major tourist attractions are Action Park, Wild West City, Waterloo Village, and Space Farms. Other recreation facilities, including the Meadowlands sports facility located in East Rutherford, New Jersey, are also within driving distance from Sussex County. However, the closest Minor League baseball franchises are a Class "A" New York-Penn League team located in Hudson Valley, New York, which is approximately a 55-mile drive from Skylands Park, a Class "AAA" team located in Scranton, Pennsylvania, which is approximately a 70-mile drive from Skylands Park, and a Class "AA" team located in Trenton, New Jersey, which is approximately a 110-mile drive from Skylands Park; and, in addition, developers in the new independent Atlantic League have announced that they have built, are building and/or have proposed the construction of minor league-sized baseball stadiums in Newark, Camden, Somerset and Atlantic City, New Jersey. The closest Major League baseball franchises are the New York Yankees and the New York Mets, respectively located in Bronx County and Queens County, New York.

     The Company's revenues have been generated primarily from ticket and concession sales generated from events scheduled at Skylands Park (other than Team events), parking fees from events at Skylands Park (including Team games, but excluding Bears games), a percentage of advertising charges for the rental of signs and other advertising at Skylands Park, and the Company's recreational facilities, sporting goods store and other businesses. Although the Company believes that Sussex County is a growing market for sports-oriented entertainment, especially as a result of its growing tourism attractions, there can be no assurance that the Company will be successful in marketing its businesses. In this connection, the Company is competing with established companies having substantially greater financial resources than those of the Company, and there can be no assurance that the Company will be able to successfully compete against such companies for the public's entertainment expenditures. The Company's sporting goods business also competes with sporting goods stores operating in the locality of the Complex, and national mail order and catalogue businesses.

Employees

     As of March 10, 1999, the Company had a total of seven employees, consisting of four full-time employees and three part-time employees. The Company also hires additional part-time employees in the spring through the fall season, as required for the operation of Skylands Park in connection with games and other events. The Company employs up to a total of 50 such part-time employees per year, of which up to 18 may be at work at any one time.

     None of the Company's employees is represented by any labor union or other collective bargaining unit. The Company has not experienced any significant degree of employee turnover, and the Company believes that its relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

The Complex

     The Company's primary property consists of the 28.5 acres (approximate) on which Skylands Park and the Complex are located. Such land is located in Frankford Township, New Jersey at the intersection of U.S. Highway 206 and Sussex County Route 565. In addition to the

Company's lease with the Team (described below), the Company has also entered into rental agreements for the use of Skylands Park and/or other portions of the Complex with colleges, high schools, LPB, the Bears, concert promoters, and a professional wrestling promoter.

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

Agreement with Ladies Professional Baseball

     In February 1998, the Company entered into a lease agreement with Ladies Professional Baseball ("LPB"), which owns and operates a professional women's baseball league. Pursuant to this lease, LPB agreed that the New Jersey Diamonds, a league-owned team, would play its regular season home games (approximately 28 per year) at Skylands Park during the months of July through September in each of the 1998, 1999 and 2000 baseball seasons. However, in July 1998, LPB announced that, due to low attendance and projected economic losses, it was canceling all further league games for the balance of 1998, including the remaining 20 Diamonds home games. LPB's public announcement suggested that LPB was attempting to secure additional financing to enable it to resume operations in 1999 or thereafter; however, LPB has not responded to communications for several months, and the Company has no reason to believe that LPB will resume operations at any time, or that LPB will satisfy the remaining lease payments (consisting of the second half of payments for 1998 and all of 1999 and 2000). LPB is currently in default under its lease with the Company, and the Company has the immediate right to terminate such lease and/or bring legal action against LPB for the unpaid rent and lost concession income and parking revenues for the second half of the 1998 season and the anticipated loss of rentals, concession income and parking revenues for the 1999 and 2000 baseball seasons (subject to reduction of damages in the event and to the extent that the Company is able to secure an alternate tenant to cover the dates on which LPB would have utilized Skylands Park). The prospects for any collection from LPB are extremely doubtful.

     In the unlikely event that LPB resumes operations, LPB's lease with the Company provides for a base rent of $1,300 per game, and further provides that LPB will be responsible for providing game day personnel and security, and the Company will be responsible for stadium maintenance, traffic control and parking. The lease further provides that LPB is entitled to retain all revenues from admissions to Diamonds games and all revenues from the sale of LPB's souvenirs, and to receive 30% of all net receipts from sales of food and non-alcoholic beverage concessions during Diamonds games, and that the Company will retain 70% of all net food and non-alcoholic beverage concession receipts (after payments to the Company's concessionaire), 100% of alcoholic beverage concession receipts, and 100% of parking fees.

Agreement with Newark Bears

     In February 1999, the Company entered into a lease agreement with Newark Bears, Inc. (the "Bears"), which owns and operates the Newark Bears franchise in the independent professional Atlantic League. Pursuant to this lease, the Bears have agreed to play their first 24 home games in the 1999 baseball season at Skylands Park, pending the completion of the Bears permanent home stadium in or around Newark, New Jersey. Base rent under this lease at the rate of $3,000 per game and the Company will be entitled to retain 100% of all alcoholic beverage concession receipts. The Bears will be entitled to retain all admission revenues to Bears games, all parking revenues from Bears games, all revenues from sales of Bears souvenirs, and all net non-alcoholic beverage concession receipts (after payments to the Company's concessionaire). The Bears will be responsible for providing game day personnel and security, and traffic control personnel, and the Company will be responsible for stadium maintenance and utilities.

Other Leases

     The Company is party to a month-to-month lease with Robert Adams d/b/a Bob's Hot Corner ("Adams"), pursuant to which the Company is leasing to Adams a 400 square foot area in the Barn, within which Adams operates his own store.
The lease provides for average rent of $500 per month plus various escalations calculated as a percentage of annual sales, if any, in excess of $75,000.
Adams' store uses the leased space to display and sell trading cards and sports memorabilia except cards depicting or relating to the New Jersey or St. Louis Cardinals or the New York-Penn League. The Company is required to supply heating, cooling and electricity and the use of a cash register, display cases and storage space. Adams is obligated to organize and conduct, for the Company, sports card shows in Skylands Park or any other location reasonably selected by the Company, in consideration of which he will receive 10% of the total fees received by the Company from exhibitors at the shows.

Investment Policies

     The Company generally acquires its assets for the purpose of producing revenues from the use of such assets in the Company's operations. The Company invests any excess cash on hand primarily in interest-bearing demand deposit accounts, short-term certificates of deposit and United States Treasury instruments.

     The Company's primary assets are the land, buildings and improvements constituting the Complex, which is located in Frankford Township, New Jersey, at the intersection of U.S. Highway 206 and Sussex County Route 565. The Company operates such property so as to derive revenues therefrom as described above. The Company owns unencumbered fee simple title to such property. Through December 31, 1998, the Company had expended approximately $14,000,000 (before depreciation) for land acquisition and the planning, development and construction of the Complex.

ITEM 3.  LEGAL PROCEEDINGS

     On June 1, 1994, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition was filed in the United States Bankruptcy Court for the District of New Jersey, and the case was assigned Case No. 94-23761. On April 13, 1995, with the requisite approval of the Company's creditors, the Plan was approved and confirmed by the Court. The Company has implemented the Plan, and is no longer a debtor-in-possession. In February 1999, the Company made the final payment under the Plan to its pre-petition non-insider creditors. See " Item 6 - Plan of Operations and Management's Discussion and Analysis of Financial Condition and Results of Operations - Plan of Reorganization."

     The Company is not party to any other material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On November 25, 1998, the Company held its annual meeting of shareholders, at which time four directors were elected to serve until the 1999 annual meeting, and the shareholders voted to ratify the appointment of Wiss & Company, LLP as auditors of the Company for the fiscal ending December 31, 1998.

     The voting with respect to these matters was as follows:

A.   Election of Directors
     ---------------------

        Nominee                     For             Against           Abstain
        -------------------       --------       ------------     -------------

        Barry M. Levine           642,457             652             1,220
        Robert H. Stoffel, Jr.    642,452             650             1,227
        Barry J. Gordon           642,452             650             1,227
        Marc H. Klee              642,452             650             1,227

B.   Ratification of Auditors
     ------------------------

                                    For             Against           Abstain
                                  --------       ------------     -------------

                                  643,111           1,027              191

       In February 1999, Barry J. Gordon and Marc H. Klee resigned as directors of the Company, and in April 1999, Robert N. Adams was elected by the remaining directors to fill one of such vacancies in the Company's Board of Directors (subject to completion of a background check as required by New Jersey alcoholic beverage control regulations).

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

       The following represents the range of reported high ask and low bid quotations for the Company's common stock on a quarterly basis from January 1, 1997 through March 10, 1999, as reported on the SmallCap Market of the National Association of Securities Dealers Automated Quotation System (NASDAQ). None of such quotations have been adjusted to reflect the 1-for-10 reverse stock split in respect of the common stock, which became effective at the close of business on January 4, 1999.

       The reverse stock split effected in January 1999 represented an attempt by the Company to comply with the $1.00 minimum bid price per share requirement for continued listing of the Company's common stock on NASDAQ; however, subsequent to the reverse split, the closing bid price of the Company's common stock occasionally dipped below $1.00 per share, and the aggregate value of the public float of the Company's common stock remained under the $1,000,000 minimum requirement for extended periods of time. As a result of such failures to meet NASDAQ's listing criteria, effective at the close of business on March 10, 1999, the Company's common stock was delisted from NASDAQ, and thereafter has been quoted on the OTC Bulletin Board.


Period                          High            Low
------                          ----            ---

1ST Quarter 1997                $1.72           $0.25
2nd Quarter 1997                $2.125          $0.75
3rd Quarter 1997                $2.44           $1.50
4th Quarter 1997                $5.125          $2.03

1ST Quarter 1998                $5.56           $2.69
2nd Quarter 1998                $4.09           $1.375
3rd Quarter 1998                $1.93           $0.375
4th Quarter 1998                $0.75           $0.093

1st Quarter 1999
  (through March 10, 1999)      $3.00           $0.125

       On March 10, 1999, the closing bid price for the Company's common stock was $1.00, and the Company had 1,452 stockholders of record as of that date.

Recent Sales of Unregistered Securities

       Other than options granted under the Company's 1993 Stock Option Plan and the Company's Stock Award Plan (see Item 10 below), and 13,839 shares of common stock of the Company issued pursuant its Plan of Reorganization (the issuance of which was exempt from registration pursuant to Section 1145 of the United States Bankruptcy Code), the Company has not issued or sold any unregistered securities since January 1, 1996.

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

       From June 1, 1994 to April 13, 1995, the Company operated as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code. On April 13, 1995, the Court approved the Company's plan of reorganization (the "Plan"), and the Company has paid substantially all of its pre-petition liabilities at their original principal amounts. See "-Plan of Reorganization" below.

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

       For the 1995 calendar year, in addition to the Team's 38 regular season home games, Skylands Park hosted a total of 98 amateur baseball games. Other events (including concerts, antique and craft fairs, sports card shows, and art and traveling exhibits) were held at the Company's facilities for a total of 24 calendar dates in 1995. For the 1996 season, the Company held a total of 61 college and high school baseball games at Skylands Park; in the 1997 season, the Company held a total of 91 college and high school baseball games at Skylands Park; and in the 1998 season, a total of 28 non-Team baseball game dates were held at Skylands Park. The 1998 baseball events included 8 New Jersey Diamonds home games, and although it appears unlikely that LPB and the Diamonds will resume operations in 1999, the Company expects to host additional non-Team baseball games at Skylands Park in 1999 through the Bears and other tenants.

       The Company currently operates, in the Complex, a Skylands Sporting Goods store, which sells, year-round both at retail and at wholesale, a broad range of sporting goods relating to baseball and other sports, and Team paraphernalia and apparel. The Company also operates the Barn, a year-round recreational facility in the Complex, which contains batting cages, a pitching tunnel, a sports video parlor, half-court basketball and children's party room, and a subleased space in which a third party sells sports collectibles for his own account.

       In March 1998, the Company acquired a 50% stock interest in Stadium Capital, a start-up joint venture established by the Company and certain affiliates of Golf Stadiums, Inc., William F. Rasmussen and Glenn J. Rasmussen. Stadium Capital was formed for the purpose of designing, developing and operating a "Stadium Golf" resort destination in Naples, Florida. In September 1998, the Company determined that the prospects for the golf facility had become remote, and therefore determined to write down its investment in the joint venture.

       The Company anticipates receiving approximately $42,000 per year in rent from the Team, and parking revenues from the Team's home games, which management does not believe will constitute a significant portion of the Company's revenues. The Company expects to generate additional revenues from, among other things, the rental of skyboxes and advertising signs in Skylands Park, rental, parking fees and other revenues from other baseball games, the rental of Skylands Park for other sports and entertainment events, the operation of the retail, recreation and other related facilities in the Complex, and the Company's ownership interest in Heroes. As of March 10, 1999, the Company had received 1999 season commitments for four skyboxes for an aggregate annual rental of $29,950 (of which the Team is entitled to retain $9,576), which the Company expects to receive prior to the commencement of the Cardinals' season in June 1999. In addition, the Company is entitled to 20% of all revenues from advertising sign rental commitments at Skylands Park, and the Company's 20% share of such revenues in 1998 was approximately $75,000.

       Although the Company does not expect to receive significant rental income from the Team, the Company does expect that it will continue to derive income and cash distributions through its minority ownership interests in Heroes (see "-Purchase of Interest in Heroes" below). Accordingly, the revenues generated by the Team through paid admissions and its ancillary operations will indirectly benefit the Company. A portion of the Company's cash flow in each year of operations has been received in the form of a distribution from Heroes in respect of the Company's share of the net income of Heroes.

Sources and Uses of Resources and Comparative Annual Results for the Years Ended December 31, 1998 and 1997

       Effective December 31, 1998, the Company wrote down the carrying value of its fixed assets from $12,444,942 to $900,000, as more particularly described in the next section titled "Asset Impairment." Because of the relative magnitude and non-recurring nature of this write-down, the following comparison of year-to-year results does not include or give effect to such write-down, thereby yielding a clearer comparison of operating results from year to year.

       During the year ended December 31, 1998, the Company's revenues were approximately $648,000, consisting of approximately $347,000 of stadium rentals, admissions and parking fees, approximately $214,000 of retail and concession sales, and approximately $87,000 of advertising and subscription revenues. Revenues in 1997 were approximately $657,000, and the decrease in revenues from 1997 to 1998 is primarily attributable to a 13% decrease in retail and concession sales and a 20% decrease in advertising and subscription revenues, offset in substantial part by a 15% increase in stadium rentals and admissions.

       From 1997 to 1998, total operating expenses (excluding the amount of the fixed asset write-down in 1998) increased from approximately $1,518,000 in 1997 to approximately $2,332,000 in 1998. Excluding the effects of the one-time non-cash charge to earnings described in the next paragraph, operating expenses increased by approximately 5% from 1997 to 1998, attributable primarily to an 11% increase in selling, general and administrative expenses and a 17% increase in costs of stadium operations, offset in part by a 33% decrease in costs of retail and concession sales. Management intends to focus further efforts in 1999 to reducing the Company's selling, general and administrative expenses, which constitute the single largest category of the Company's ongoing expenses.

       In addition to normal operating expenses and the $11,545,000 write-down of fixed assets, the Company incurred a one-time non-cash charge to earnings of $734,375 (recorded as a compensation expense) in 1998, representing the difference between the exercise price and the fair market value per share on the date of grant for the full award of 25,000 shares of common stock for which options were granted under the Stock Award Plan. Also in 1998, the Company took a $175,000 charge as a write-off of investment in the Stadium Capital joint venture, although this charge is recorded as a non-operating expense.

       Excluding the $11,545,000 write-down of fixed assets in 1998, the Company incurred a net loss of approximately $1,758,000 in 1998, as compared to a net loss of approximately $825,000 in 1997. The increased loss is attributable primarily to the compensation expense (non-cash) and investment write-off described in the preceding paragraph. Excluding those non-recurring items, net loss was approximately the same from year to year. Loss per share went from $3.75 per share in 1997 to $2.65 per share in 1998; however, there were approximately three times as many weighted average common shares outstanding in 1998 as compared to 1997.

       In 1998, management of the Company undertook a close analysis of the Company's expenses, with a view to eliminating unnecessary or duplicative expenses while maintaining the Complex in good condition. Management believes that it has implemented all expense reductions that are prudent and reasonably possible, and that efforts to improve the Company's business are now best focused on increasing gross revenues through the development of additional sources of revenues, preferably during the winter months or on a year-round basis. Although management is exploring additional business activities, the Company has not entered into any agreements or commitments with respect to any such matters. Certain of such proposed business activities could require the Company to obtain additional financing, and there can be no assurance that the Company would be able to obtain any such financing.

       Regardless of whether the Company undertakes any new business activities, the Company will need to obtain substantial additional financing in 1999. While management continues to investigate various financing alternatives, the Company does not have any commitments with respect to any additional financing, and there can be no assurance that the Company will be successful in obtaining additional financing.

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

Asset Impairment

       In accordance with generally accepted accounting principles, due to the Company having operated at a loss since its emergence from Chapter 11 of the United States Bankruptcy Code in 1995, management of the Company reviews the Company's property and equipment to determine its recoverability through future or profitable operations. In years prior to 1998, management believed that profitability could be achieved through, among other things, purchases of additional interests in Heroes, leases with additional teams and leagues, granting of "naming rights" for Skylands Park and/or leases of the stadium name, reductions in administrative costs, leasing of the exhibit hall and other portions of the Complex for other uses, development of additional year-round uses of the Complex, and leasing a portion of the Company's parking facilities and water treatment equipment to adjacent landowners following their development of adjacent properties.

       One of management's attempts to reduce costs is an appeal of its real estate tax assessment. In connection with tax appeal litigation in the New Jersey Tax Court scheduled in April 1999, the Company engaged an appraiser to present the Company's belief that its existing tax assessment is excessive. The appraiser determined that (a) the cost to replace the buildings and improvements, and the value of the land, as of October 1, 1996 (the valuation date being used by the appraiser), would be approximately $9,661,000, (b) because of the Company's continuing losses, fair market value could not be determined by capitalization of the Company's earnings, and (c) comparable sales of comparable properties could not be identified by the appraiser. Under these circumstances, the appraiser estimated the fair value of the land, buildings and improvements at $900,000, by capitalizing estimated "stabilized net operating income" of properties similar to the Company's land and stadium.

       In view of the continuing doubt regarding the Company's ability to achieve substantial improvements and operating results necessary to fully recover their cost, management decided that a write-down of the carrying value of the Company's fixed assets to $900,000 would be appropriate as of December 31, 1998. Accordingly, a write-down of $11,544,942 was made as of December 31, 1998.

Plan of Reorganization

       Although the Company has completed all payments required under the Plan (other than pre-petition insider claims), an understanding of the Plan is relevant to an understanding of the Company's operations and financial circumstances during the periods covered by the financial statements included in this report.

       Pursuant to the Plan, the Company's various pre-petition liabilities, and the administrative expenses relating to the reorganization, were divided into several classifications, which have been treated in substantially the following manner.

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

       Also in April 1995, the Company paid to Strescon, a mechanic's lienholder in respect of pre-petition liabilities, the sum of approximately $115,000. (The balance of Strescon's claim was categorized as a general unsecured claim, and was paid on a ratable basis with the other unsecured pre-petition liabilities.)

       Also in April 1995, the Company paid $1,600,000 in respect of its pre-petition unsecured liabilities (including payment in full of de minimis claims, and subject to the Company's reservation of rights to contest a limited number of unsecured claims), leaving a balance due in respect of such claims of $2,608,153, which has been paid pursuant to a promissory note of the Company (the "Creditors' Note"). The Company made payments on the Creditors' Note primarily out of net equity proceeds received by the Company. The Creditors' Note was secured by substantially all of the assets of the Company, and while the Creditors' Note was outstanding, the Company was required to report to and operate under the review of the independent accountants retained by the official committee of the unsecured creditors of the Company.

       Claims held by insiders (consisting primarily of past directors and executive officers of the Company and certain of their affiliates) in respect of pre-petition obligations (including but not limited to pre-petition loans made to the Company), in the aggregate amount of approximately $339,609, may be paid from time to time after payment in full of the Creditors' Note, as the cash flow of the Company may permit; or, at the option of each insider, may be paid at any time or from time to time in shares of common stock of the Company valued at the then-current market price of such common stock. Through March 10, 1999, an aggregate of approximately $251,000 of such insiders' claims had been paid through the issuance of an aggregate of 13,839 shares of common stock of the Company.

       Equity interests, including interests of shareholders and warrantholders, were not altered or impaired under the terms of the Plan. However, pursuant to the Plan, the Company was not permitted to pay any dividends on its common stock until all required payments under the Plan were made.

       Pursuant to the Plan, through March 10, 1999, the Company had paid approximately $5,013,000 of its pre-petition liabilities (which were in the aggregate allowed amount of approximately $5,100,000) at their original principal amounts, leaving due approximately $89,000 of insider claims (payable primarily to former officers and directors) which may be paid in cash or, at each claimant's option, in shares of common stock valued at their market price as of the date that the claimant elects to be paid in such manner.

       The foregoing description of the Plan is merely a summary of certain material provisions thereof, and is qualified in its entirety by the specific provisions of the Plan. A copy of the Plan was filed by the Company as an exhibit to its report on Form 10-KSB for the year ended December 31, 1994.

Liquidity and Capital Resources

       The Company's primary sources of liquidity since its inception have been the sale of shares of common stock to and short-term borrowings from certain shareholders, which were used during the period from inception through March 1993; the net proceeds of approximately $739,000 from a private placement of common stock and warrants, which were used during the period from March 1993 through September 1993; the net proceeds of approximately $5,815,000 from an initial public offering of common stock and Class A Warrants, which were used during the last quarter of 1993 and the first quarter of 1994; short-term borrowings from certain officers, former shareholders and other related and unrelated parties during March, April and May 1994, which were used during the first and the beginning of the second quarter of 1994; net proceeds of approximately $6,830,000 from the exercise of Class A Warrants and Class B Warrants, which were received and used during the fourth quarter of 1994 and in 1995; net proceeds of $1,500,000 from a private placement of common stock in August 1995 (all of which net proceeds were utilized to make a partial prepayment of the Creditors' Note); and net proceeds of approximately $2,965,000 from the issuance and exercise of Class A Warrants, Class D Warrants, underwriter's warrants and stock options in 1997 and 1998. As of December 31, 1998, all unexercised Class A Warrants expired, and the Company had ceased any further offering of Class D Warrants.

       Substantially all of such capital resources have been utilized for the planning, construction and development of the Complex, for working capital for the Company's operations (including funding shortfalls in the Company's cash flow from operations), for the payment of administrative expenses relating to the Company's reorganization proceedings, and for a $150,000 capital contribution to Stadium Capital. As of December 31, 1998, the Company had capitalized costs of approximately $14,000,000 (before depreciation and write-down) for the purchase of land and the development and construction of Skylands Park and the Complex. In the fourth quarter of 1998, the Company wrote off its investment in Stadium Capital, and on December 31, 1998, the Company reduced the depreciated carrying value of its fixed assets from approximately $12,445,000 to $900,000.

     Although the Company derived revenues from operations in 1994 through 1998 (including operation of limited facilities in 1994, and the entire Complex in 1995 through 1998), those revenues were not sufficient to cover operating expenses or produce a positive cash flow. As a result, the Company incurred significant net losses during such years. Revenues from the rental of Skylands Park to its primary tenant have not been and will not be significant. Instead, management expects that the Company will generate revenues from skybox rentals, advertising signs and parking fees for Team games, from the rental of Skylands Park for other sports and entertainment events, and from ancillary activities and the operation of related facilities in the Complex. Management is also focused on identifying other sources of revenues (particularly in the winter months or on a year-round basis). However, the Company has not identified or entered into any commitments for any such additional businesses; furthermore, certain of such other business activities could require the Company to obtain additional financing, and there can be no assurance that the Company would be able to obtain any such financing. If the Company is unable to generate additional revenues from its existing facilities or develop or acquire additional businesses for operations in the winter months, additional losses may also be expected in 1999 and thereafter.

     Through December 31, 1998, the Company incurred accumulated losses of approximately $18,296,000, including reorganization expenses attributable to its bankruptcy proceedings of approximately $637,000, a non-recurring non-cash compensation expense of $734,375, a $175,000 write-off of the investment in Stadium Capital, and a $11,545,000 write-off of fixed assets. Furthermore, although the Company has been able to pay substantially all of its pre-petition liabilities in the original amounts thereof and in accordance with the Plan, the funds utilized to make such payments have been derived primarily from the net proceeds of equity financings, and not out of cash flow from operations. Accordingly, management believes that it is imperative for the Company to more fully utilize its existing facilities, and/or to develop or acquire supplemental businesses.

       As of December 31, 1998, the Company had cash totaling approximately $222,000 (exclusive of approximately $85,000 set aside and subsequently applied to make the final payment under the Creditors' Note). Management believes that the Company is in need of additional liquid resources to enable the Company to sustain operations beyond 1999, and there can be no assurance that the Company will be able to obtain such additional liquid resources.

       The Company's history of operating losses, the likelihood of ongoing operating losses, and the need to raise additional financing to sustain ongoing operations and pay the Company's liabilities as they mature, has caused the Company's independent auditors to include a "going concern" qualification in their opinion on the Company's financial statements as of December 31, 1998 and for the year then ended, as included in Item 7 below. If the Company is unable to raise additional financing, the Company may be required to sell certain assets (such as its interest in the Team) to raise required cash, or may be
required to again seek the protection of the Bankruptcy Court.   Although
management continues to explore various financing alternatives, the Company does not have any commitments with respect to any additional financing.

Purchase of Interest in Heroes

       In 1994, the Company purchased limited partnership interests in Heroes, the limited partnership that owns the Team.

       As of December 31, 1998, the Company owned a 16.82% limited partnership interest in Heroes. The cost of the Company's limited partnership interests was $284,375 paid in cash, including $14,875 paid to persons who were then directors and executive officers of the Company.

       The Company is using the equity method to account for its investment in Heroes. The operations of Heroes are highly seasonal because the Team does not play any games during the first and last quarters of the year.

       Historically, the Company's share of the net income of Heroes has been $85,000 or more in each year, and the Company has received cash distributions from Heroes in amounts ranging from $35,000 to $100,000 in each year. The Company's cash distributions from Heroes with respect to the 1998 year totaled $94,847, which amount was received in 1999.

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

Year 2000 Compliance

       The Company is not itself dependent to any significant extent on computer or other embedded information systems, nor, to the Company's knowledge, are any of its customers dependent on computer or other embedded information systems in such customers' dealings with the Company. Thus, the Company will not be required to incur any material costs or expenses in order to adapt, modify or upgrade its systems to be Year 2000 compliant. The Company discussed with its key vendors the status of their Year 2000 readiness in the first quarter of 1999, and the Company received assurances from substantially all of such vendors that their computer-based systems will continue, without material interruption or malfunction, to process data entries made on and after January 1, 2000 and with respect to dates on and after January 1, 2000. The costs of this investigation were not material.

New Accounting Pronouncements

       Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that certain long-lived assets be reviewed for possible impairment and written down to fair value, if appropriate. The Company adopted this new pronouncement in 1996, and effective as of December 31, 1998, by application of this accounting pronouncement, the Company wrote down the depreciated carrying value of its fixed assets from approximately $12,445,000 to $900,000. See "- Asset Impairment" above.

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

       Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosure about Segments of an Enterprise and Related Information," was issued in July 1997, and is effective for periods beginning after December 15, 1997. SFAS 131 introduces a new model for segment reporting, called the "management approach." The management approach is based on the way the chief operating decision maker organizes segments based on product and services, geography, legal structure, management structure or any manner in which management desegregates a company. The management approach replaces the notion of industry and geographic segments in current Financial Accounting Standards Board standards. The Company has adopted SFAS 131 in its 1998 financial statements and the impact of adoption did not have a material effect on the Company's financial statements.

ITEM 7.  FINANCIAL STATEMENTS




                                                        PAGE


Independent Auditors' Report                             F-2

Financial Statements:

  Balance Sheets at December 31, 1998                    F-3

  Statement of Operations for the Years
    Ended December 31, 1998 and 1997                     F-4

  Statements of Changes in Stockholders' Equity
    for the Years Ended December 31, 1998 and 1997       F-5

  Statements of Cash Flows for the Years Ended
    December 31, 1998 and 1997                           F-6

  Notes to Financial Statements                      F-7 to F-18

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Millennium Sports Management, Inc.

We have audited the balance sheet of Millennium Sports Management, Inc. as of December 31, 1998 and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millennium Sports Management, Inc. at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

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



                                             WISS & COMPANY, LLP

Woodbridge, New Jersey
February 12, 1999, except as to Note 2 for which the date is March 4, 1999

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                                 BALANCE SHEET
                               DECEMBER 31, 1998


                                    ASSETS

PROPERTY AND EQUIPMENT                                           $     900,000

CASH                                                                   221,975
INVENTORIES                                                             71,335
INVESTMENT IN LIMITED PARTNERSHIP, AT EQUITY                           466,759
OTHER ASSETS                                                           118,048
                                                                     ---------
                                                                                           $ 1,778,117
                                                                                           ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
    Amounts due insiders, pursuant to Chapter 11 proceedings     $     88,513
    Accounts payable                                                  262,293
    Accrued interest                                                   63,542
    Accrued compensation - officers and directors                     170,775
                                                                      -------
           Total Liabilities                                                               $   585,123

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value; 500,000 shares
    authorized, none issued                                              -
  Common stock, no par value, stated value $.10
    per share; 20,000,000 shares authorized and
    718,809 shares issued                                             71,980
  Additional paid-in capital                                      19,416,652
  Accumulated deficit                                            (18,295,638)
                                                                 ------------
           Total Stockholders' Equity                                                        1,192,994
                                                                                         -------------
                                                                                           $ 1,778,117
                                                                                         =============


See accompanying notes to financial statements.

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                           STATEMENTS OF OPERATIONS



                                                                    Year Ended December 31,
                                                           --------------------------------------
                                                                1998                     1997
                                                           -------------              -----------
 REVENUES:
   Stadium rentals and admissions                             $ 346,876               $ 301,293
   Retail and concession sales                                  213,723                 245,644
   Advertising and subscription revenues                         87,513                 109,617
                                                             -------------          -------------
           Totals                                               648,112                 656,554
                                                             -------------          -------------

 COSTS OF SALES AND SERVICES:
   Costs of stadium operations                                  246,492                 210,178
   Costs of retail and concession sales                         104,006                 154,689
   Selling, general and administrative expenses                 867,623                 783,923
   Stock compensation award to officers and
      directors                                                 734,375                       -
   Impairment of long-lived assets                           11,544,942                       -
   Depreciation and amortization                                379,079                 368,829
                                                             -------------          -------------
                                                             13,876,517               1,517,619
                                                             -------------          -------------

 LOSS FROM OPERATIONS                                       (13,228,405)               (861,065)
                                                             -------------          -------------

 OTHER INCOME ( EXPENSE ):
     Equity in income of limited partnership                     88,698                  93,985
     Write-down of investment in joint venture                 (175,000)                      -
     Interest (net)                                              11,670                  (58,140)
                                                             -------------          -------------

                                                                (74,632)                35,845
                                                             -------------          -------------

 NET LOSS                                                 $ (13,303,037)             $ (825,220)
                                                            ==============          =============

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                         662,780                 220,304
                                                            ==============          =============

 BASIC AND DILUTED LOSS PER COMMON SHARE                      $ (20.07)                $ (3.75)
                                                            ==============          =============


                       MILLENNIUM SPORTS MANAGEMENT, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                    Common Stock
                                                             ------------------------     Additional
                                                             Number                         Paid-in
                                                             of Shares       Amount         Capital
-----------------------------------------------------------------------    ----------     ---------------
 BALANCES, JANUARY 1, 1997                                      121,489       $12,149       $ 15,675,975

 YEAR ENDED DECEMBER 31, 1997:

   Issuance of common stock upon exercise of warrrants:
           Class A warrants                                      27,972         2,797            235,588
           Class D warrants                                     272,500        27,250          1,304,171
   Issuance of common stock for
       services rendered by an officer                              150            15                360
   Issuance of common stock upon
       conversion of debt                                         9,000           900             44,100
   Issuance of Class D Warrants                                       -             -            300,922
   Exercise of options under Stock Option Plan                    4,250           425             12,844
   Net loss                                                           -             -                  -
                                                                      -             -                  -

 BALANCES, DECEMBER 31, 1997                                    435,361        43,536         17,573,960

 YEAR ENDED DECEMBER 31, 1998:

   Issuance of common stock upon exercise of:
           Underwriter warrants                                 150,000        15,000            135,000
           Class A warrants                                      11,584         1,158            114,686
           Class D warrants                                      92,500         9,250            453,250
   Issuance of common stock upon conversion of
      debt                                                       14,839         1,484            276,112
 Stock compensation to officers and directors                         -             -            734,375
 Common stock issued to officers and directors                   15,525         1,552             37,255
 Issuance of Class D Warrants                                         -             -             80,464
 Issuance of Class A Warrants                                         -             -             11,550
   Net loss                                                           -             -                  -
                                                                      -             -                  -

 BALANCES, DECEMBER 31, 1998                                    719,809       $71,980       $ 19,416,652
                                                               ========      ========      =============




                                                                 Accumulated
                                                                  Deficit            Total
                                                              ---------------    --------------
 BALANCES, JANUARY 1, 1997                                       $ (4,167,381)     $ 11,520,743

 YEAR ENDED DECEMBER 31, 1997:

   Issuance of common stock upon exercise of warrrants:
           Class A warrants                                                             238,385
           Class D warrants                                                           1,331,421
   Issuance of common stock for
       services rendered by an officer                                                      375
   Issuance of common stock upon
       conversion of debt                                                                45,000
   Issuance of Class D Warrants                                                         300,922
   Exercise of options under Stock Option Plan                                           13,269
   Net loss                                                          (825,220)         (825,220)
                                                                     ---------         ---------

 BALANCES, DECEMBER 31, 1997                                       (4,992,601)       12,624,895

 YEAR ENDED DECEMBER 31, 1998:

   Issuance of common stock upon exercise of:
           Underwriter warrants                                             -           150,000
           Class A warrants                                                 -           115,844
           Class D warrants                                                 -           462,500
   Issuance of common stock upon conversion of
      debt                                                                  -           277,596
 Stock compensation to officers and directors                                           734,375
 Common stock issued to officers and directors                              -            38,807
 Issuance of Class D Warrants                                               -            80,464
 Issuance of Class A Warrants                                               -            11,550
   Net loss                                                       (13,303,037)      (13,303,037)
                                                                  ------------      ------------

 BALANCES, DECEMBER 31, 1998                                    $ (18,295,638)     $ 1,192,994
                                                                ==============     ===========


See accompanying notes to financial statements.

                       MILLENNIUM SPORTS MANAGEMENT, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                       Year Ended December 31,
                                                                                   ---------------------------------
                                                                                       1998               1997
                                                                                   --------------     --------------
 OPERATING ACTIVITIES:
     Net loss                                                                      $ (13,303,037)      $ (825,220)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation and amortization                                                   379,079          368,829
         Loss in impairment of long-lived assets                                      11,544,942                -
         Stock compensation awarded to officers and directors                            734,375
         Equity in income of limited partnership                                         (88,698)         (93,985)
         Write down of investment in joint venture                                       175,000
         Common stock issued for services rendered                                          -                 375
         Changes in operating assets and liabilities:
             Inventories                                                                  13,835           39,007
             Other assets                                                                (20,368)         (40,945)
             Accounts payable and accrued expenses                                      (133,572)        (299,089)
                                                                                   --------------     --------------
Net cash flows from operating activities                                                (698,444)        (851,028)
                                                                                   --------------     --------------
 INVESTING ACTIVITIES:
     Investment in joint venture                                                        (134,000)               -
     Purchases of property and improvements                                              (15,535)         (41,616)
     Distribution from limited partnership                                                98,994           30,469
                                                                                   --------------     --------------
                 Net cash flows from investing activities                                (50,541)         (11,147)
                                                                                   --------------     --------------
FINANCING ACTIVITIES:
    Repayments of creditors' notes payable and amounts
       due insiders                                                                       (3,500)        (940,627)
    Proceeds from issuance of common stock
       and warrants, net of costs                                                        767,151                -
    Proceeds from issuance of warrants                                                    92,014        1,909,497
                                                                                   --------------     --------------
                  Net cash flows from financing activities                               855,665          968,870
                                                                                   --------------     --------------
NET CHANGE IN CASH                                                                       106,680          106,695
CASH, BEGINNING OF YEAR                                                                  115,295            8,600
                                                                                   --------------     --------------
CASH, END OF YEAR                                                                        221,975        $ 115,295
                                                                                   ==============     ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                                 $        -          $  151,002
                                                                                   ==============     ==============
     Income taxes paid                                                             $        -          $     -
                                                                                   ==============     ==============
 NON-CASH FINANCING ACTIVITIES:
     Issuance of common stock and warrants upon
       conversion of outstanding debt                                              $     277,596       $  45,000
                                                                                   ==============     ==============


See accompanying notes to financial statements.

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS



Note 1 - Basis of Presentation:

         The accompanying financial statements of Millennium Sports Management, Inc. (the "Company") have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of approximately $13,303,000, including a write-down for impairment of assets (see below) and $18,296,000 for the years ended December 31, 1998 and 1997, respectively. In addition, the Company had an accumulated deficit of approximately $6,731,000 at December 31, 1998. Revenues from operations in 1998 and 1997 were not sufficient to cover operating expenses or produce a positive cash flow from operations. Additional losses are expected in 1998. The Company will require additional working capital to cover anticipated losses and sustain operations in 1999, and will also be required to pay the remaining accrued interest balance of the pre-petition liabilities in 1999 (See Note 2). Accordingly, the Company will need to obtain additional financing. Although management continues to explore various financing alternatives, the Company does not have any commitments with respect to any additional financing, and there can be no assurance that the Company will be successful in obtaining additional financing.

         During 1998, management undertook a close analysis of the Company's expenses, with a view to eliminating unnecessary or duplicative expenses. Management believes that it has implemented all expense reductions that are reasonably possible. Management continues to focus on increasing gross revenues through the development of additional sources of revenues, preferably during the winter months or on a year-round basis. Although management is exploring additional business activities, the Company has not entered into any agreements or commitments with respect to any such matters. Certain of such proposed business activities could require the Company to obtain additional financing, and there can be no assurance that the Company would be able to obtain any such financing.

         Reference should be made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein for additional information.

         Annual Review for Impairment of Long-lived Assets - In accordance with generally accepted accounting principles, management reviews its property and equipment to determine its recoverability through future profitable operations due to the Company operating at a loss since it emerged from Chapter 11 of the Bankruptcy Code in 1995. In prior years, management believed that profitability could be achieved through, among other things, leases with additional teams and leagues, lease of the stadium name, reduction in administrative costs, leasing the museum and store facilities for other uses, development of the property into a year round facility and leasing a portion of the parking facilities and water treatment equipment to adjacent land owners upon construction of a strip mall.

         One of management's attempts to reduce costs is an appeal of its real estate tax assessment. In connection with tax appeal litigation in the New Jersey Tax Court

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS



         scheduled in April 1999, the Company engaged an appraiser to present its belief that the assessment is excessive. The appraiser estimated, in a report dated January 20, 1999, that (1) the cost to replace the building and the value of the land as of October 1, 1996 (the valuation date being used by the appraiser) was $9,661,000, (2) because of the continuing losses of the Company, fair market value could not be determined by capitalization of the Company's earnings and (3) comparable sales could not be identified by the appraiser. In the circumstances, the appraiser estimated fair value at $900,000 by capitalizing estimated "stabilized net operating income" of property similar to the Company's stadium and land.

         In view of the continuing doubt about the Company's ability to achieve substantial improvements in operating results necessary to fully recover their cost, management decided that a writedown of the stadium and land to $900,000 would be appropriate as of December 31, 1998; accordingly, a writedown of $11,544,942 was made in the fourth quarter of 1998.


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

         The Company did not have sufficient financing to pay its contractors and other vendors and, as a result, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court (the "Court") for the District of New Jersey on June 1, 1994 (the "Petition Date"). The Company operated as a debtor-in-possession subject to the jurisdiction of the Court from the Petition Date through April 13, 1995, the date its plan of reorganization (the "Plan") was confirmed.

         Since inception, the Company generated only limited amounts of revenues from the events held at Skylands Park and the operation of the Related Facilities and, as a result, the Company has incurred significant net losses. Revenues from the rental of Skylands Park to its primary tenant have not and will not be significant. The Company generates additional revenues from the rental of skyboxes and advertising, signs in the Skylands Park, parking fees and other revenues from other baseball games, the rental of Skylands Park for other sports and entertainment events, the operation of the retail, recreation and other related facilities in the Complex, and the Company's ownership in Heroes. Accordingly, the Company's ability to generate significant additional revenues will be dependent upon, among other things, its ability to generate future attendance at events and the success of its other commercial operations.

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS


         Confirmation of Plan of Reorganization - The Company's Plan was confirmed by its creditors and the Court on April 13, 1995 (the "Confirmation Date"). Since the Confirmation Date, the Company has paid unsecured pre-petition liabilities pursuant to the terms of a secured promissory note (the "Creditors' Note"). The Creditors' Note bore interest on the unpaid principal balance at the prime rate plus 3%.
         The final payment under the Creditors' Note was paid on March 4, 1999. The Creditors' Note was secured by substantially all of the assets of the Company.

         Claims of "insiders" (generally, the directors and executive officers of the Company and certain of their affiliates) of approximately $339,000 as of the Confirmation Date (including accrued salaries and loans and advances made to the Company) may be paid from time to time after payment in full of the Creditors' Note, as the cash flow of the Company may permit; however, each insider has the option to elect to be paid in shares of common stock of the Company valued at the then current market price of such common stock as reported on "NASDAQ." Through December 31, 1998, approximately $250,000 has been paid on the claims of insiders, principally through the issuance of common stock.

         Equity interests, including interests of stockholders and warrant holders, were not altered or impaired under the terms of the Plan. However, the terms of the Plan prohibit the Company from paying dividends until all payments required under the Plan have been made.

         Pursuant to Statement of Position 90-7, the Company did not adopt "fresh-start" reporting (and, as a result, revalue all of its assets and liabilities) since the holders of the Company's existing voting stock immediately prior to confirmation held the same relative voting interests after confirmation. In addition, since the Company will be paying all of its pre-petition liabilities at their original principal amounts, the Company did not recognize any material gain or loss as a result of the confirmation of the Plan.

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

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS


          Cash, other assets, accounts payable and accrued interest - Due to the short-term maturity of these instruments; carrying value approximates fair value.

          Due to insiders - Although it is impractical to determine the current fair value of this liability or its current interest rate because of the lack of an identifiable market for financial instruments with similar characteristics, management considers this liability to approximate its fair value due to the short-term nature of the obligation.

         Property and Equipment - Property and equipment are recorded at the fair value (see Note 1). Property and equipment will be depreciated using straight line and accelerated methods over the remaining estimated useful lives of the assets. The estimated useful lives used in computing depreciation are: buildings and improvements - 20 years, and equipment - 5 to 10 years.

         Inventories - Inventories principally consist of merchandise for resale, which is stated at the lower of cost (first-in, first-out method) or market.

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS



         Investment in Limited Partnership - The Company accounts for its 16.82% interest in Minor League Heroes, L.P. ("Heroes"), the limited partnership that leases Skyland Park, pursuant to the equity method. Under this method, the proportionate interest in the net income or loss of the limited partnership is reflected in the Company's results of operations. The Company's investment is reduced by any distributions from the limited partnership.

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

         Concentration of Credit Risk - The Company maintains cash in bank accounts. Such bank accounts are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. Uninsured balances, including outstanding checks, totaled approximately $136,000 at December 31, 1998.

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

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS


Note 4 - Property and Equipment:

         Property and equipment at December 31, 1998 consists of the following:

           Land, buildings and improvements            $882,000
           Equipment                                     18,000
                                                       --------
                                                        900,000
                                                       ========


Note 5 - Investment in Limited Partnership:

         The Company's statement of operations includes income of $88,698 (1998) and $93,985 (1997) attributable to the Company's equity in Heroes' net income. The carrying value of the investment was reduced by distributions received by the Company of $98,994 in 1998 and $30,469 in 1997.

         Summary balance sheet and operating data for Heroes as of December 31, 1998 and 1997 and for the years then ended follows:

                                                1998           1997
                                            -------------  -------------
            Balance sheet data:
              Current assets                  $1,213,000      $1,450,000
              Noncurrent assets                  782,000         805,000
                                            -------------  -------------
                                              $1,995,000      $2,255,000
                                            =============  =============

              Current liabilities             $  275,000      $  474,000
              Partners' capital                1,720,000       1,781,000
                                            -------------  -------------
                                              $1,995,000      $2,255,000
                                            =============  =============
            Operating data:
              Gross receipts                  $1,877,000      $1,844,000
                                            =============  =============
              Net income                      $  527,000      $  558,000
                                            =============  =============

Note 6 - Stockholders' Equity:

         Stock Option Plan -   The Board of Directors of the Company adopted the
         1993 Stock Option Plan (the "Stock Option Plan") in April 1993, which became effective in August 1993. The Stock Option Plan provides for grants of options to key employees (including officers), non-employee directors and consultants to purchase up to 5,357 shares of common stock which are intended to qualify either as incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code, as amended, or as options which are not intended to meet the requirements of such section.

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS


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

         Through December 31, 1998, 4,950 options had been granted under the Stock Option Plan, of which 4,250 options were exercised and 500 lapsed in 1997. The remaining 200 outstanding options provide for an exercise price of $14.375 per share, are currently exercisable and expire on November 1, 2005. No options were granted in 1998 under the Stock Option Plan.

         Shares Reserved for Issuance of Common Stock - Shares of common stock reserved for issuance by the Company as of December 31, 1998 upon exercise of options and warrants were as follows:

                Class D Warrants                 101,200
                Stock option plan                  1,107
                                                 -------
                    Total                        102,307
                                                 =======


         The number of shares issuable has been adjusted to reflect the Company's 1-for-10 reverse stock split in 1999.

         Reverse Stock Split - Effective at the close of business on January 4, 1999, the Company effectuated a one-for-ten reverse stock split, which has been retroactively reflected in the accompanying financial statements.

         Stock Award Plan - In December 1996, and subsequently amended in December 1997, the Board of Directors adopted a stock award plan (the "Stock Award Plan") pursuant to which, subject to the achievement of certain targets, the Board of Directors was given the authority to grant, to such members of the Board, executive officers, key employees and consultants to the Company as may be determined by the Board, the right to purchase up to an aggregate of 100,000 shares of common stock of the Company at a nominal price for a limited period of time. Up to 25,000 shares of common stock may be awarded from time to time if and after the Company receives gross proceeds of $2,000,000 on or before December 31, 1997 from issuances of equity securities of the Company, and up to an additional 25,000 shares of common stock may be awarded from time to time if and after the Company receives additional gross proceeds (over and above the first $2,000,000) of $2,200,000 or more, on or before December 31, 1998, from issuances of equity securities of the Company. Up to an additional 25,000 shares of common stock may be awarded from time to time if and after the Company achieves a positive cash flows from operations for any two consecutive fiscal quarters, and up to an additional 25,000 shares of common stock may be awarded time to time if and after the Company achieves an operating profit for any two consecutive fiscal quarters.

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS


         The Company received gross proceeds in excess of $2,000,000 from issuances of equity securities between the date of the adoption of the Stock Award Plan and December 31, 1997, thereby permitting the award of up to 25,000 shares of common stock of the Company under the first threshold stated above. In April 1998, pursuant to the Stock Award Plan, the Company granted the right to purchase a total of 25,000 shares of stock at $2.50 per share to members of the Company's Board of Directors. During the three months ended June 30, 1998, a charge of $734,375 was recorded for the difference between the exercise price and the price per share as reported on the NASDAQ SmallCap Market on the date of grant, April 29, 1998. Through December 31, 1998, 15,525 of the options had been exercised before the remaining options expired. The Stock Award Plan was subsequently terminated.

Note 7 - Related Party Transactions:

         Lease of Skylands Park to the Team - The Company entered into a long-term lease (the "Stadium Lease") for the use of Skylands Park with Heroes, the owner of the Team, which is a Class "A" minor league affiliate of the St. Louis Cardinals and a member of the New York-Penn League (the "League"). Under the terms of the Stadium Lease, the Company is required to make available to Heroes a minor league baseball stadium for the Team's home games. The Stadium Lease commenced June 1, 1994 and expires September 30, 2008. Under the Stadium Lease, Heroes is obligated to pay rent of $1,100 per game scheduled to be played at Skylands Park subject to adjustment under certain circumstances. Pursuant to this lease, the Company derived rental income of approximately $41,000 in 1998 and $42,000 in 1997. Such rent is subject to a 10% increase effective at the beginning of each of the 2001 and 2005 minor league baseball seasons. Heroes will retain all admission revenues from Team games (except certain revenues from skyboxes that will be retained by the Company) and the net concession revenues generated on the dates of Team games. The Company will operate and retain all revenues derived from parking facilities. Revenues received from sign rentals and advertising in Skylands Park are divided 80% to Heroes and 20% to the Company. Heroes will be required to pay for, among other things, game staff personnel (such as ushers), security and medical personnel, and the cost of utilities pro-rated according to use.

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

         The amount due from Heroes for the Team's share of utilities, and signage, netted with Team merchandise sold in the Company's sporting goods store approximated $46,000 at December 31, 1998 and is included in other assets.

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS


Note 8 - Income Taxes:

         Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences arise principally from net operating loss carryforwards, write-down of property and equipment and certain accruals and result in a deferred tax asset of approximately $1,484,000 at December 31, 1998 and $1,192,000 at December 31, 1997.

         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's recurring net losses from operations and lack of a continuing substantial revenue stream, that a full valuation allowance is appropriate at December 31, 1998 and 1997.

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS



         A reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate of 34% and the effective tax rate of income (loss) before income taxes is as follows:

                                                                              Year Ended
                                                                             December 31,
                                                             --------------------------------------------
                                                                      1998                   1997
                                                             ----------------------  --------------------
          Computed tax benefit on net loss
          at federal statutory rate                                    $(4,523,000)            $(281,000)
          State income tax, net of federal income tax
           effect                                                         (798,000)              (49,000)

          Writedown of property and equipment
                                                                         4,618,000                     -
          Effect of deductions not allowed in prior years
                                                                           (58,000)                    -
          Tax effect of net operating losses not currently
           usable                                            ---------------------   -------------------
                                                                           761,000               330,000
                                                                       -----------             ---------
          Provision (benefit) for income taxes               $         -             $         -
                                                             =====================   ===================


         The significant components of the Company's deferred tax assets as of December 31, 1998 are summarized below:

          Net operating loss tax carryforwards                                           $ 1,745,000
          Net book value of assets written down                                            4,717,000
          Accrued expenses                                                                    96,000
                                                                                         -----------
                                                                                           6,558,000
          Valuation allowance                                                             (6,558,000)
                                                                                         -----------
                                                                                         $      -
                                                                                         ===========


          The Company has available at December 31, 1998 net operating loss carryforwards totaling approximately $5,435,000 that may be applied against future federal taxable income. The loss carryforwards will expire through 2018. Certain losses are subject to limitation by the provisions of Section 382 of the Internal Revenue Code due to a more than 50% change in ownership, which occurred through the sale of common stock.

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS



Note 9 - Subsequent Event:

         Newark Bears - In February 1999, the Company entered into a lease agreement, commencing in May 1999 and expiring in June 1999, with the Newark Bears, Inc. ("Bears") a professional baseball team, which is a member of the Independent Atlantic League. Pursuant to the agreement, the Bears will play approximately 24 of its regular 1999 season home games at Skylands Park during the months of May and June 1999. The Bears will pay rent of approximately $72,000. The Company will also retain the net proceeds of all alcohol beverage concessions.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS

Directors and Executive Officers

       The executive officers and directors of the Company are as follows:


   Name                             Age                 Position

Barry M. Levine                     55          President, Chief Executive
                                                Officer, and Director

Robert H. Stoffel, Jr.              59          Vice President, Chief
                                                Financial Officer, Chief
                                                Accounting Officer, and
                                                Director

Robert N. Adams                     48          Director*

____________________
* Election as director is subject to completion of a background check as required under New Jersey alcoholic beverage control regulations.

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

     Robert N. Adams was elected to the Company's Board of Directors in April 1999, and his election is subject to the completion of a background check as required under New Jersey alcoholic beverage control regulations. For the past 18 years, Mr. Adams has been the owner, operator and President of Bob's Collectables and Bob's Hot Corner, retail sellers of sports memorabilia and collectibles. Since 1993, Bob's Hot Corner has operated in space leased from the Company.

ITEM 10.  EXECUTIVE COMPENSATION

       The Company did not pay any cash compensation to its executive officers in 1991 or 1992. Although compensation for services was paid to certain executive officers in 1992 through the issuance of certain shares of common stock, and cash compensation was paid in 1993 and thereafter, no executive officer or other employee received total compensation in excess of $100,000 in any of 1991, 1992, 1993, 1994, 1995 or 1996.

       The following table shows all compensation of any and all types paid or accrued in the Company's three most recent full fiscal years for services rendered in all capacities by the Company's Chief Executive Officer. Other than the Company's Chief Executive Officer, no other employee of the Company was paid or accrued compensation in excess of $100,000 in any fiscal year of the Company.

                                                                                           Total
Name and Principal                                                                         Compensation
 Position                        Year          Salary               Options/SAR's (#)        Paid or Accrued
--------------------------    ----------    ----------------       -------------------      --------------------
Robert A. Hilliard                1996       $ 81,000(2)                 500 (3)           $81,000(1)(2)
Chairman and
Chief Executive Officer

                                                                                           Total
Name and Principal                                                                         Compensation
 Position                        Year          Salary               Options/SAR's (#)        Paid or Accrued
--------------------------    ----------    ----------------       -------------------      --------------------

Barry M. Levine                   1996       $ 31,250(4)                  1,500            $31,250(1)(4)
President and
Chief Executive Officer           1997       $125,000                         0            $ 125,000(1)

                                  1998       $125,000                     7,000            $ 125,000(1)

(1) Does not include benefits or perquisites in an aggregate amount which is less than 10% of the total compensation for the subject year.

(2)  Consists of $7,500 paid in cash, and an additional $73,500 accrued.

(3) Consists of 500 stock options which were repriced in 1996, and have since lapsed without exercise.

(4) Consists of $31,250 accrued following the commencement of Mr. Levine's employment on October 1, 1996.


Employment Agreements

       The Company entered into an employment agreement with Mr. Levine in October 1996, pursuant to which Mr. Levine is to serve as President and Chief Executive Officer of the Company through December 31, 1999 at an annual salary of $125,000.

       The Company has also entered into an amended employment agreement with Mr. Stoffel, pursuant to which Mr. Stoffel is to serve as Vice President and Chief Financial Officer of the Company through December 31, 1999 at an annual salary of $78,000.

       Under the terms of their respective agreements, each of Messrs. Levine and Stoffel is required to devote the majority of his business time to the affairs of the Company, and is prohibited, for the duration of his employment agreement, from engaging in any activities which are competitive with the businesses of the Company.

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

Stock Option Plan

       The Company's 1993 Stock Option Plan (the "Stock Option Plan") was adopted by the Company's Board of Directors on April 14, 1993, was approved by a majority of the Company's shareholders on July 23, 1993, and became effective on August 9, 1993. The Stock Option Plan provides for the granting of options to key employees (including officers), non-employee directors and consultants to purchase up to 5,357 shares of common stock of the Company which are intended to qualify either as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code, as amended, or as options which are not intended to meet the requirements of such section.

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

       No options were awarded under the Stock Option Plan in 1998.

       Through March 10, 1999, an aggregate of 4,250 options granted under the Stock Option Plan had been exercised (4,000 by executive officers and directors, all in 1997), and 500 options had lapsed without exercise. As of March 10, 1999, 200 options remained outstanding under the Stock Option Plan, and 907 options remained available for future issuance under the Stock Option Plan.

     No executive officer or director of the Company held any stock options of the Company on December 31, 1998. Except for options exercised pursuant to the award under the Stock Award Plan (as described below), no executive officer or director of the Company exercised any stock options during the fiscal year ended December 31, 1998.

Stock Award Plan

       In December 1996, the Board of Directors adopted a Stock Award Plan pursuant to which, subject to the achievement of certain targets, the Board of Directors was given the authority to grant, to such members of the Board, executive officers, key employees and consultants to the Company as may be determined by the Board, the right to purchase up to an aggregate of 100,000 shares of common stock of the Company at a nominal price for a limited period of time. Up to 25,000 shares of common stock could be awarded from time to time if and after the Company received gross proceeds of $2,000,000 between the date of adoption of the Stock Award Plan and December 31, 1997 from issuances of equity securities of the Company, and up to an additional 25,000 shares of common stock could be awarded from time to time if and after the Company received additional gross proceeds (over and above the first $2,000,000) of $2,200,000 or more, on or before December 31, 1998, from issuances of equity securities of the Company. Up to an additional 25,000 shares of common stock could be awarded from time to time if and after the Company achieved a positive cash flow from operations for any two consecutive fiscal quarters, and up to an additional 25,000 shares of common stock could be awarded time to time if and after the Company achieved an operating profit for any two consecutive fiscal quarters.

       The first threshold for awards under the Stock Award Plan was met, and accordingly, in April 1998, options for an aggregate of 25,000 shares of common stock were awarded to members of the Board of Directors. When such options expired on October 31,1998, options for an aggregate of 15,524 shares of common stock had been exercised, and the remaining 9,476 options lapsed without exercise. Thereafter, the Board of Directors determined to terminate the Stock Award Plan.

       The following table sets forth the stock options exercised under the Stock Award Plan during the fiscal year ended December 31, 1998, and the "value" (i.e., the amount by which the fair market value of the underlying common stock exceeded the option exercise price on the dates of exercise) realized upon such exercises.

                                         Shares Acquired         Value
             Name                         on Exercise(1)       Realized
             ----------------------    ------------------    ------------
             Barry M. Levine                 38,807            $102,269
             Robert H. Stoffel, Jr.          38,807            $102,269
             Barry J. Gordon*                38,807            $102,269
             Marc H. Klee*                   38,807            $102,269

             ____________________
             *    Resigned as a director in February 1999.
             (1) Share amounts in this table are not adjusted to reflect the 1-for-10 reverse stock split which became effective as of the close of business on January 4, 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth, as of March 10, 1999, the number of shares of the Company's common stock owned by each person (including any "group" as used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than five percent of the Company's common stock, each director of the Company, and all directors and officers of the Company as a group.

                                                                                    Percentage of
                                                                                     Outstanding
Name and Address of Owner(1)                Number of Shares(2)                      Common Stock
----------------------------                -------------------                      ------------
Barry M. Levine                                           1,520                               0.2%
Robert H. Stoffel, Jr.                                      650                               0.1%
Robert N. Adams                                              28                                 *
William F. Rasmussen                                  50,000 (3)                              6.5%
Glenn J. Rasmussen                                    50,000 (4)                              6.5%
All directors and executive                               2,198                               0.3%
 officers as a group (three persons)

____________________
*    Less than one-tenth of 1%.

(1) The address for all persons is c/o Millennium Sports Management, Inc., Ross' Corner, U.S. Highway 206 and County Route 565, P.O. Box 117, Augusta, New Jersey 07822-0117.

(2)  All shares are directly held unless otherwise stated.

(3) Consists of 50,000 shares which are subject to currently exercisable warrants issuable to William F. Rasmussen's affiliate, TGT of Naples, Inc., which warrants would be exercisable at $6.00 per share.

(4) Consists of 50,000 shares which are subject to currently exercisable warrants issuable to Glenn J. Rasmussen's affiliate, GTG of Naples, Inc., which warrants would be exercisable at $6.00 per share.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       In October 1993, the Company and Robert H. Stoffel, Jr. entered into an agreement whereby, in lieu of Mr. Stoffel's receiving certain shares of common stock of the Company (which were originally to be transferred to Mr. Stoffel as an inducement for entering into employment with the Company), the Company agreed to pay to Mr. Stoffel a total of $35,000. Of such $35,000, a total of $25,000 has been paid in cash, and the remaining $10,000 was paid by the issuance to Mr. Stoffel of an aggregate of 323 shares of common stock.

       In March 1994, the Company borrowed $100,000 and $6,000, respectively, from Robert A. Hilliard and John C. Ertmann (each of whom was then a director and executive officer of the Company), which loans bear simple interest at 15% per annum and matured in November 1994.

Of such amounts, through March 10, 1999, $74,081 had been paid through the issuance of shares of common stock of the Company to one of such individuals, and the remaining portion of such obligations is now payable in cash, or at the option of the subject creditor, in shares of common stock valued at the market price thereof at the time of such payment election. At the time such loans were borrowed, the Company was not able to obtain financing from any other persons at a lower interest rate.

       In April 1994, Barry J. Gordon and Marc H. Klee (formerly directors of the Company) each loaned the Company the principal amount of $125,000. Such loans were included in the Company's pre-petition obligations to unsecured creditors, and have been repaid ratably through the Company's payment of the Creditors' Note.

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

       Also in April 1994, the Company also borrowed $20,000 from Richard A. Hunsicker (who was then a director of the Company), and in May 1994, the Company borrowed an additional $15,000 from Mr. Hilliard. These loans bear simple interest at 15% per annum and matured in November 1994. Of such amounts, through March 10, 1999, $20,000 had been paid through the issuance of shares of common stock of the Company to Mr. Hunsicker, and the $15,000 owed to Mr. Hilliard is now payable in cash or, at Mr. Hilliard's option, in shares of common stock valued at the market price thereof at the time of such payment election. At the time such loans were borrowed, the Company was not able to obtain financing from any other persons at a lower interest rate.

       The proceeds of the foregoing 1994 loans were used for the construction of the Complex and for working capital. Other than the loans from Messrs. Gordon and Klee and the advance from Heroes (which were classified with the Company's other pre-petition liabilities, and were paid ratably through the Company's payment of the Creditors' Note), all of the foregoing loans have been classified separately from the Company's other unsecured pre-petition liabilities within the framework of the Plan, and the remaining $89,081 balance thereof as of March 10,

1999 may be repaid in cash or in shares of common stock valued at their market price as of the time election is made to receive payment in such form.

         As of December 31, 1997, in addition to the aforedescribed $180,000 loan, the Company was indebted to Heroes in respect of other pre-petition liabilities subject to compromise (consisting primarily of the unremitted portion of proceeds from season ticket subscriptions collected by the Company on behalf of Heroes) of $81,606. This amount has been repaid ratably with the Company's other pre-petition liabilities.

         In April 1997, the Company received a $40,000 loan from Heroes. In December 1997, Heroes applied $10,000 of the principal of this loan to exercise 20,000 Class D Warrants of the Company, and in March 1998, Heroes applied the remaining $30,000 principal balance of this loan to exercise 60,000 Class D Warrants of the Company.

         Since 1993, the Company has leased retail space to Robert N. Adams, who was elected to the Company's Board of Directors in April 1999 (subject to completion of a required background check under New Jersey alcoholic beverage control regulations). The lease was originally entered into at a time when Mr. Adams was not a director of the Company, and the Company considers the lease, which is currently on a month-to-month basis, to be on arms'-length terms. See "Item 2 - Description of Property - Other Leases."

Conflicts of Interest

         Prior to their resignation from the Board in February 1999, two directors of the Company, Barry J. Gordon and Marc H. Klee, were also executive officers and equity owners in the limited partnership that owns the Team. In light of the potential conflicts of interest, the Company adopted policies whereby all matters relating to the relationship between the Company and the Team were determined by directors other than Messrs. Gordon and Klee.

         Similarly, the Company has adopted a policy whereby all matters relating to the lease between the Company and Robert N. Adams are determined by directors other than Mr. Adams.



ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K

Number   Description of Exhibit
------   ----------------------

3.1      Amended and Restated Certificate of Incorporation of the Company.  (5)

3.2 Certificate of Amendment of Certificate of Incorporation of the Company, regarding a 1-for-1.4 reverse stock split effected in August 1993. (5)

3.3 Certificate of Amendment of Certificate of Incorporation of the Company, regarding an increase in the Company's authorized capital in January 1994. (5)

3.4 Certificate of Amendment of Certificate of Incorporation of the Company, regarding a 1-for-10 reverse stock split effected in November 1996. (5)

3.5 Certificate of Amendment of Certificate of Incorporation of the Company, regarding the name change to "Millennium Sports Management, Inc." (5)

3.6      Second Amended By-Laws of the Company.  (5)

3.7 Certificate of Amendment of Certificate of Incorporation of the Company, regarding a 1-for-10 reverse stock split effected in January 1999.

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

4.4 Notification letter to Class A Warrant holders regarding the further extension of the expiration date of the Class A Warrants.(6)

4.5 Form of Warrant Agreement between the Company and Continental, including form of Class D Warrant therein. (5)

10.1     Stock Option Plan.  (5)

10.2     $125,000 Loan Agreement between the Company and Barry Gordon.  (5)

10.3     $125,000 Loan Agreement between the Company and Marc Klee.  (5)

10.4     $100,000 Promissory Note from the Company to Robert A. Hilliard.  (5)

10.5     $140,000 Promissory Note from the Company to Bruce Starr.  (5)

10.6     $6,000 Promissory Note from the Company to John C. Ertmann.  (5)

10.7 Amended Employment Agreement between the Company and Robert H. Stoffel, Jr. (5)

10.8     First Amended Plan of Reorganization of the Company.  (2)

10.9 Creditors' Note, issued pursuant to the First Amended Plan of Reorganization. (3)

10.10 Employment Agreement dated October 28, 1996 between the Company and Barry M. Levine. (5)

10.11 Amendment to Employment Agreement between the Company and Robert A. Hilliard. (5)

10.12    1996 Stock Award Plan.  (5)

10.13    Amendment No. 1 to 1996 Stock Award Plan.  (7)

10.14    Stadium Lease Agreement between the Company and Ladies League Baseball.
         (8)

10.15 Amendment to Stadium Lease Agreement between the Company and Ladies League Baseball. (8)

10.16    Stadium Lease Agreement between the Company and Newark Bears, Inc.

11.      Computation re:  Per Share Earnings.

27.      Financial Data Schedules.


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

(5) Incorporated by reference, filed as an exhibit to the Company's report on Form 10-KSB filed on March 31, 1998.

(6) Incorporated by reference, filed as an exhibit to the Company's report on Form 8-K filed on April 29, 1988.

(7) Incorporated by reference, filed as an Exhibit to Post-Effective Amendment No. 2 to the Company's Registration Statement (SEC File No. 333-90), filed on April 30, 1998.

(8) Incorporated by reference, filed as an Exhibit to Post-Effective Amendment No. 3 to the Company's Registration Statement (SEC File No. 333-90), filed on August 27, 1998.

Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MILLENNIUM SPORTS MANAGEMENT, INC.



                               By:  /s/ Barry M. Levine
                                    -------------------------------------
                                    President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                                    DATE
/s/ Barry M. Levine                      President, Chief Executive Officer                       April 13, 1999
--------------------------               and Director
Barry M. Levine

/s/ Robert H. Stoffel, Jr.               Vice President, Principal Financial                      April 13, 1999
--------------------------               Officer, Principal Accounting Officer and
Robert H. Stoffel, Jr.                   Director

/s/ Robert N. Adams                      Director                                                 April 13, 1999
--------------------------
Robert N. Adams
