Form 10QSB
period 1999-03-31
MILLENNIUM SPORTS MANAGEMENT INC
filed 1999-05-17
CIK 904075

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                X   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
             -------
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   X
                                                                        -----
No _____

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes_____    No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 724,809 shares of common stock outstanding as of May 12, 1999.

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):

                             Yes _____    No   X
                                              -----

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                                BALANCE SHEETS

                                                                           March 31,              December 31,
                                                                              1999                   1998
                                                                        --------------         ----------------
                                                                          (Unaudited)              (Note 1)
                                                                        --------------         ----------------
         ASSETS

PROPERTY AND EQUIPMENT, AT COST,                                        $    889,585           $    900,000
 LESS ACCUMULATED DEPRECIATION

CASH                                                                          97,805                221,975

INVENTORIES                                                                   68,491                 71,335

INVESTMENT IN LIMITED PARTNERSHIP, AT EQUITY                                 371,978                466,759

OTHER ASSETS                                                                  74,252                118,048
                                                                        ------------           ------------
                                                                        $  1,502,111           $  1,778,117
                                                                        ============           ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Amounts due insiders, pursuant to Chapter 11 proceedings              $     86,177           $     88,513
  Accounts Payable                                                           257,899                262,293
  Accrued interest                                                                 -                 63,542
  Accrued compensation-officers and directors                                166,875                170,775
                                                                        ------------           ------------
      Total Liabilities                                                      510,951                585,123
                                                                        ------------           ------------

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value: 500,000 shares
  authorized, none issued                                                          -                      -
 Common stock, no par value, stated value $.10
  per share; 2,000,000 shares authorized and
  724,809 shares issued                                                       72,480                 71,980
 Additional paid-in capital                                               19,418,490             19,416,652
 Accumulated deficit                                                     (18,499,810)           (18,295,638)
                                                                        ------------           ------------
      Total Stockholders' Equity                                             991,160              1,192,994
                                                                        ------------           ------------
                                                                        $  1,502,111           $  1,778,117
                                                                        ============           ============

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                             Three months ended March 31,
                                                                          --------------------------------
                                                                             1999                1998
                                                                          ---------           ------------
REVENUES:
  Stadium rentals and admissions                                          $  36,222           $     27,145
  Retail sales                                                               11,605                 15,071
  Other                                                                           -                      9
                                                                          ---------           ------------
      Totals                                                                 47,827                 42,225
                                                                          ---------           ------------

COSTS OF SALES AND SERVICES:
  Costs of stadium operations                                                34,280                 31,913
  Costs of retail sales                                                       8,254                 12,370
  Selling, general and administrative expenses                              199,507                180,092
  Depreciation and amortization                                              10,415                 91,272
                                                                          ---------           ------------
                                                                            252,456                315,647
                                                                          ---------           ------------
LOSS BEFORE INTEREST EXPENSE                                               (204,631)              (273,422)
INTEREST EXPENSE (NET)                                                          460                   (550)
                                                                          ---------           ------------
NET LOSS                                                                  $(204,171)          $   (273,972)
                                                                          =========           ============
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                                       662,780                512,372
                                                                          =========           ============
BASIC AND DILUTED LOSS PER COMMON SHARE                                   $   (0.31)          $      (0.53)
                                                                          =========           ============

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Three months ended March 31,
                                                                          --------------------------------
                                                                             1999                  1998
                                                                          -----------          -----------
OPERATING ACTIVITIES:
  Net loss                                                                $(204,171)             $(273,972)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
   Depreciation and amortization                                             10,415                 91,272
   Changes in operating assets and liabilities:
      Inventories                                                             2,845                  3,836
      Receivable - Minor League Heroes                                       46,143                  6,616
      Other assets                                                           (2,347)               (74,004)
      Accounts payable and accrued expenses                                 (71,836)              (191,906)
                                                                          ---------              ---------
        Net cash flows from operating activities                           (218,951)              (438,158)
                                                                          ---------              ---------

INVESTING ACTIVITIES:
  Purchases of property and improvements                                          -                 (2,496)
  Investment in joint venture                                                     -               (134,000)
  Distribution from limited partnership                                      94,781                 98,994
                                                                          ---------              ---------
        Net cash flows from investing activities                             94,781                (37,502)
                                                                          ---------              ---------

FINANCING ACTIVITIES:
  Deferred offering costs
  Proceeds from issuance of common stock
   and warrants, net of costs                                                     -                648,707
                                                                          ---------              ---------
        Net cash flows from financing activities                                  -                648,707
                                                                          ---------              ---------

NET CHANGE IN CASH                                                         (124,170)               173,047

CASH, BEGINNING OF YEAR                                                     221,975                115,295
                                                                          ---------              ---------
CASH, END OF YEAR                                                         $  97,805              $ 288,342
                                                                          =========              =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                           $  63,542              $ 146,305
                                                                          ---------              ---------
  Income taxes paid                                                       $       -              $       -
                                                                          =========              =========

NON-CASH FINANCING ACTIVITIES:
  Issuance of common stock and warrants upon conversion of
   outstanding debt                                                       $   5,000              $ 216,093
                                                                          =========              =========


                      MILLENNIUM SPORTS MANAGEMENT, INC.

                 STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY

                                           Common Stock            Additional
                                   -------------------------
                                    Number of                         Paid-in          Accumulated
                                     Shares         Amount            Capital            Deficit            Total
                                   ----------     ----------       -----------         ------------       ----------

BALANCES, DECEMBER 31, 1998           719,809     $   71,980        $19,416,652        $(18,295,638)      $1,192,994

 Issuance of common stock
  upon conversion of debt               5,000            500              1,838                                2,338

 NET LOSS                                                                                  (204,171)        (204,171)
                                   ----------     ----------        -----------        ------------       ----------
BALANCES, MARCH 31, 1999              724,809     $   72,480       $ 19,418,490        $(18,499,810)      $  991,160
                                   ==========     ==========       ============        ============       ==========

Note 1 - Basis of Presentation:

         The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in Millennium Sports Management, Inc.'s (the "Company's") Annual Report on Form 10-KSB for the year ended December 31, 1998 (the "10-KSB") and is presented for comparative purposes. All other financial statements are unaudited.
         In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

         Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 10-KSB.


         Annual Review for Impairment of Long-lived Assets - In accordance with generally accepted accounting principles, management reviews its property and equipment to determine its recoverability through future profitable operations due to the Company operating at a loss since it emerged from Chapter 11 of the Bankruptcy Code in 1995. In years prior to 1998 management believed that profitability could be achieved through, among other things, leases with additional teams and leagues, lease of the stadium name, reduction in administrative costs, leasing the museum and store facilities for other uses, development of the property into a year-round facility, and leasing a portion of the parking facilities and water treatment equipment to adjacent land owners upon construction of a strip mall.

         One of management's attempts to reduce costs is an appeal of its real estate tax assessment. In connection with tax appeal litigation in the New Jersey Tax Court, which commenced in April 1999 and the testimony phase was completed by May 11, 1999, the Company engaged an appraiser to present its belief that the assessment is excessive. The appraiser estimated, in a report dated January 20, 1999, that (1) the cost to replace the building and the value of the land as of October 1, 1996 (the valuation date being used by the appraiser) was $9,661,000, (2) because of the continuing losses of the Company, fair market value could not be determined by capitalization of the Company's earnings and
         (3) comparable sales could not be identified by the appraiser. In the circumstances, the appraiser estimated fair value at $900,000 by capitalizing estimated "stabilized net operating income" of property similar to the Company's stadium and land. Management anticipates a judgment on the appeal by June 30, 1999.

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

         In view of the continuing doubt about the Company's ability to achieve substantial improvements in operating results necessary to fully recover their cost, management decided that a write-down of the stadium and land to $900,000 would be appropriate as of December 31, 1998; accordingly, a write-down of $11,544,942 was made in the fourth quarter of 1998.

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

         During the periods presented herein and since inception, the Company generated only limited amounts of revenues from the events held at Skylands Park and the operation of the Related Facilities and, as a result, the Company has incurred significant net losses. Revenues from the rental of Skylands Park to its primary tenant have not and will not be significant. The Company generates additional revenues from the rental of skyboxes and advertising signs in the Skylands Park, parking fees and other revenues from other baseball games, the rental of Skylands Park for other sports and entertainment events, the operation of the retail, recreation and other related facilities in the Complex, and the Company's ownership in Minor League Heroes, L.P. ("Heroes"), which is the limited partnership that owns and operates the Company's primary tenant. Accordingly, the Company's ability to generate significant additional revenues will be dependent upon, among other things, its ability to generate future attendance at events and the success of its other commercial operations.

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


         Management believes that the Company is in need of additional liquid resources to enable the Company to sustain operations, and there can be no assurance that the Company will be able to obtain such additional liquid resources.

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

         Claims of "insiders" (generally, former directors and executive officers of the Company and certain of their affiliates) of approximately $339,000 as of the Confirmation Date (including accrued salaries and loans and advances made to the Company) may be paid from time to time after payment in full of the Creditors' Note, as the cash flow of the Company may permit; however, each insider has the option to elect to be paid in shares of common stock of the Company valued at the then current market price of such common stock as reported on "NASDAQ." Through March 31, 1999, approximately $253,000 has been paid on the claims of insiders, principally through the issuance of common stock.

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


Note 4 - New Lease:

         Newark Bears - In February 1999, the Company entered into a lease agreement, commencing in May 1999 and expiring in June 1999, with Newark Bears, Inc. (the "Bears") a professional baseball team, which is a member of the independent Atlantic League. Pursuant to the agreement, the Bears will play approximately 24 of its 1999 regular season home games at Skylands Park during the months of May and June 1999. The Bears will pay rent of approximately $72,000. The Company will also retain the net proceeds of all alcohol beverage concessions at Bears games.

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

In February 1999, the Company entered into a lease agreement, commencing in May 1999 and expiring in June 1999, with Newark Bears, Inc. (the "Bears") a professional baseball team, which is a member of the independent Atlantic League. Pursuant to the agreement, the Bears will play approximately 24 of its 1999 regular season home games at Skylands Park during the months of May and June 1999. The Bears will pay rent of approximately $72,000. The Company will also retain the net proceeds of all alcohol beverage concessions at Bears games.

The Company currently operates, in the Complex, the Skylands Sporting Goods store, which sells, year-round both at retail and at wholesale, a broad range of sporting goods relating to baseball and other sports, and Team paraphernalia. The Company also operates, in the Complex, a year-round recreational facility known as the "Barn", which contains batting cages, a sports video parlor, mini-gym and children's party room, and a space subleased to a director of the Company, where sports collectibles are sold by such director for his own account.

The Company anticipates receiving approximately $42,000 per year in rent from the Team, which management does not believe will constitute a significant portion of the Company's revenues. The Company expects to generate additional revenues from, among other things, the rental of skyboxes and advertising signs in Skylands Park, the rental of Skylands Park for other sports and entertainment events, the operation of the related facilities in the Complex, and the Company's direct and indirect ownership interest in the limited partnership that owns the Team. As of May 13, 1999, the Company had received 1999 season commitments for three skyboxes for an aggregate rental of $26,590 (of which the Team is entitled to retain $9,576). In addition, the Company is entitled to 20% of all revenues from advertising sign rental commitments at Skylands Park. The Company's 20% share of such revenues in 1998 was approximately $75,000.

Although the Company does not expect to receive significant rental income from the Team, the Company did receive in March 1999 and expects to continue to derive income from cash distributions through its minority ownership interest in Heroes. Accordingly, the revenues generated by the Team through paid admissions and its ancillary operations will indirectly benefit the Company. A portion of the Company's cash flow in each year of operations has been received in the form of a distribution from Heroes in respect of the Company's share of the net income of Heroes.

Plan of Reorganization

In April 1995, the Company paid $1,600,000 in respect of its pre-petition unsecured liabilities (including payment in full of de minimis claims, and subject to the Company's reservation of rights to contest a limited number of unsecured claims), leaving a balance due in respect of such claims of approximately $2,608,000, which was payable pursuant to the terms of the Creditors' Note. The Company has fully paid the principal and accrued interest on the Creditors' Note, primarily out of net equity proceeds from the sale of common stock by the Company.

Claims held by insiders (consisting primarily of former directors and executive officers of the Company and certain of their affiliates) in respect of pre-petition obligations (including but not limited to pre-petition loans made to the Company), originally in the aggregate amount of approximately $339,000, may be paid from time to time after payment in full of the Creditors' Note, as the cash flow of the Company may permit; or, at the option of each insider, may be paid at any time or from time to time in shares of common stock of the Company valued at the then-current market price of such common stock as reported on NASDAQ. During the three months ended March 31, 1999, approximately $5,000 was repaid upon conversion of such insider claims into 5,000 shares of common stock, leaving an unpaid balance of approximately $86,000 at March 31, 1999.

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

Liquidity and Capital Resources

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock to and short-term borrowings from certain shareholders, which were used during the period from inception through March 1993; the net proceeds of approximately $739,000 from a private placement of common stock and warrants, which were used during the period from March 1993 through September 1993; the net proceeds of approximately $5,815,000 from an initial public offering of common stock and Class A Warrants, which were used during the last quarter of 1993 and the first quarter of 1994; short-term borrowings from certain officers, former shareholders and other related and unrelated parties during March, April and May 1994, which were used during the first and the beginning of the second quarter of 1994; proceeds from the exercise of Class A Warrants and Class B Warrants, which were received during the fourth quarter of 1994, and in 1995; net proceeds of $1,500,000 from a private placement of common stock in August 1995 (all of which net proceeds were utilized for partial prepayment of the Creditors' Note); and net proceeds of $2,965,228 from the issuance of and exercise of Class A Warrants and Class D Warrants and underwriter's warrants in 1997 and 1998. As of December 31, 1998, all unexercised Class A Warrants expired, and the Company had ceased any further offering of Class D Warrants.

As of March 31, 1999, the Company had cash totaling approximately $98,000. Management believes that the Company is in need of additional liquid resources to enable the Company to sustain, and there can be no assurance that the Company will be able to obtain such additional liquid resources.

Comparative Quarterly Results

The Company's stadium and facility rentals and admissions during the three months ended March 31, 1999 and 1998 was approximately $36,000 and approximately $27,000, respectively. The 33% increase is principally attributable to greater use of the recreational facility (i.e., batting cages). Retail sales decreased to approximately $12,000 for the three months ended March 31, 1999, from approximately $15,000 for the three months ended March 31, 1998. The decrease is principally attributable to reduced merchandise selection.

Cost of stadium operations increased by approximately 7% to approximately $34,000 for the three months ended March 31, 1999, as compared to approximately $32,000 for the same period in 1998. The increase reflects required maintenance to the Stadium. Cost of retail sales as a percentage of retail sales decreased to 71% for the three months ended March 31, 1999 as compared to 82% in the comparable prior year period. The decrease is due primarily to a concentration of products with a higher gross profit.

Selling, general and administrative expenses increased by approximately $20,000 to approximately $200,000 for the three months ended March 31, 1999, as compared to approximately $180,000 for the same period in 1998. The increase is due principally to an increase in insurance costs, stock transfer fees relating to the January 1999 reverse split, and certain professional fees.

Depreciation and amortization expense decreased to approximately $10,000 for the three months ended March 31, 1999 from approximately $91,000 for the same period in 1998. The decrease is attributable to the write-down of the Company's fixed assets by approximately $11,545,000 in the fourth quarter of 1998. The write-down reduced the depreciable basis of the underlying fixed assets.

Net loss in the three months ended March 31, 1999 was approximately $204,000, as compared to approximately $274,000 in the three months ended March 31, 1998.
The decrease is primarily attributable to the decrease in depreciation and amortization.


Market For Company's Common Stock

In March 1999, the Company's common stock was delisted from the NASDAQ SmallCap Market, and is now quoted on the OTC Bulletin Board.

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


Year 2000 Compliance

The Company is not itself dependent to any significant extent on computer or other embedded information systems, nor, to the Company's knowledge, are any of its customers dependent on computer or other embedded information systems in such customers' dealings with the Company. Thus, the Company will not be required to incur any material costs or expenses in order to adapt, modify or upgrade its systems to be Year 2000 compliant. The Company discussed with its key vendors the status of their Year 2000 readiness in the first quarter of 1999, and the Company received assurances from substantially all of such vendors that their computer-based systems will continue, without material interruption or malfunction, to process data entries made on and after January, 1, 2000 and with respect to dates on and after January 1, 2000. The costs of this investigation were not material.

PART II -  OTHER INFORMATION

Item 1 -   Legal Proceedings

           None

Item 6 -   Exhibits and Reports on Form 8-K.

           (a)  Exhibit 27 - Financial Data Schedule

           (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MILLENNIUM SPORTS MANAGEMENT, INC.
----------------------------------
      (Registrant)




              Signature                                  Title                                Date


/s/ Robert H. Stoffel, Jr.                      Chief Financial Officer                   May 12, 1999
--------------------------------------
    Robert H. Stoffel, Jr.