Form 10QSB
period 1999-06-30
MILLENNIUM SPORTS MANAGEMENT INC
filed 1999-08-16
CIK 904075

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

              x    QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
           -------

                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

           _______ TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 729,809 shares of common stock outstanding as of August 10, 1999.

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):

                             Yes _____    No   X
                                              -----

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                                BALANCE SHEETS

                                                                          June 30,                     December 31,
                                                                            1999                           1998
                                                                   -----------------------       ------------------------
                                                                         (Unaudited)                     (Note 1)
                                                                   -----------------------       ------------------------
                                         ASSETS

PROPERTY AND EQUIPMENT, AT COST,
   LESS ACCUMULATED DEPRECIATION                                             $    879,170                   $    900,000

CASH                                                                               59,739                        221,975
INVENTORIES                                                                        54,401                         71,335
INVESTMENT IN LIMITED PARTNERSHIP, AT EQUITY                                      371,978                        466,759
OTHER ASSETS                                                                       94,487                        118,048
                                                                             ------------                   ------------
                                                                             $  1,459,775                   $  1,778,117
                                                                             ============                   ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
    Amounts due insiders, pursuant to
        Chapter 11 proceedings                                               $     82,115                   $     88,513
    Accounts payable and accrued expenses                                         324,270                        262,293
    Accrued interest                                                                    -                         63,542
    Accrued compensation - officers and directors                                 168,600                        170,775
                                                                             ------------                   ------------
           Total Liabilities                                                      574,985                        585,123
                                                                             ------------                   ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value; 500,000 shares
    authorized, none issued                                                             -                              -
  Common stock, no par value, stated value $0.01
    per share; 2,000,000 shares authorized
    729,809 and 719,809  shares issued in 1999
     and 1998, respectively                                                        72,980                         71,980
  Additional paid-in capital                                                   19,422,050                     19,416,652
  Accumulated deficit                                                         (18,610,240)                   (18,295,638)
                                                                             ------------                   ------------
           Total Stockholders' Equity                                             884,790                      1,192,994
                                                                             ------------                   ------------
                                                                             $  1,459,775                   $  1,778,117
                                                                             ============                   ============

See notes to financial statements.

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                              Six months ended June 30,       Three months ended June 30,
                                                            ----------------------------     ----------------------------
                                                               1999             1998            1999              1998
                                                            -----------     ------------     ----------        ----------
 REVENUES:
   Stadium and facility rentals and
      admissions                                             $ 180,813       $   114,361      $ 144,591        $   87,216
   Retail sales                                                 42,200            48,841         30,595            33,770
   Concession sales                                             32,275            36,813         32,275            36,813
   Other                                                        22,118             7,486         22,118             7,477
                                                             ---------       -----------      ---------        ----------
           Totals                                              277,406           207,501        229,579           165,276
                                                             ---------       -----------      ---------        ----------

 COSTS OF SALES AND SERVICES:
     Costs of stadium operations                               113,467           103,290         79,187            71,220
     Costs of retail and concession sales                       46,132            38,054         37,878            25,683
     Selling, general and administrative                       412,039           368,458        212,532           188,527
     Stock compensation to officers and
        directors                                                    -           734,375              -           734,375
     Depreciation                                               20,830           182,550         10,415            91,275
                                                             ---------       -----------      ---------        ----------
                                                               592,468         1,426,727        340,012         1,111,080
                                                             ---------       -----------      ---------        ----------

 LOSS BEFORE INTEREST EXPENSE                                 (315,062)       (1,219,226)      (110,433)         (945,804)

 INTEREST EXPENSE (INCOME), NET                                   (460)           (3,968)             -            (4,518)
                                                             ---------       -----------      ---------        ----------

 NET LOSS                                                    $(314,602)      $(1,215,258)     $(110,433)       $ (941,286)
                                                             =========       ===========      =========        ==========

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                          722,337           605,491        724,809           699,138
                                                             =========       ===========      =========        ==========

 BASIC AND DILUTED LOSS PER
    COMMON SHARE                                             $   (0.44)      $     (2.01)     $   (0.15)       $    (1.35)
                                                             =========       ===========      =========        ==========

See notes to financial statements.

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED JUNE 30, 1999
                                  (Unaudited)

                                                            Common Stock         Additional
                                                       -----------------------
                                                          Number                  Paid-in      Accumulated
                                                         of Shares     Amount     Capital        Deficit          Total
                                                       -------------  --------  ------------  --------------   -----------
BALANCE, DECEMBER 31, 1998                                   719,809   $71,980   $19,416,652   $(18,295,638)    $1,192,994

   Issuance of common stock upon conversion of
      debt                                                    10,000     1,000         5,398                         6,398
NET LOSS                                                           -         -             -       (314,602)      (314,602)
                                                       -------------  --------  ------------  --------------    ----------

BALANCES, JUNE 30, 1999                                      729,809   $72,980   $19,422,050   $(18,610,240)    $  884,790
                                                       =============  ========  ============  ==============    ==========

See notes to financial statements.

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                              Six months ended June 30,
                                                                                       --------------------------------------
                                                                                               1999                 1998
                                                                                       ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                          $      (314,602)      $    (1,215,258)
     Adjustments to reconcile net loss to net cash provided
        by operating activities:
         Depreciation and amortization                                                          20,830               182,550
         Stock compensation awarded to officers and directors                                        -               734,375
         Changes in operating assets and liabilities:
             Inventory                                                                          16,934                22,284
             Other assets                                                                       23,561                17,711
             Accounts payable and accrued expenses                                              (3,740)             (132,609)
                                                                                       ---------------       ---------------
                 Net cash flows from operating activities                                     (257,017)             (390,947)
                                                                                       ---------------       ---------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and improvements                                                          -               (16,763)
     Investment in limited partnership                                                               -              (134,000)
     Distribution from limited partnership                                                      94,781                98,994
                                                                                       ---------------       ---------------
                 Net cash flows from investing activities                                       94,781               (51,769)
                                                                                       ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES -
    Repayments of creditors' notes payable and amount due insider                                    -                (3,500)
    Proceeds from issuance of common stock upon exercise
       of warrants, net of costs                                                                     -               578,344
    Proceeds from issuance of common stock, net of costs                                             -               188,807
    Proceeds from issuance of warrants                                                               -                92,014
                                                                                       ---------------       ---------------
                  Net cash flows from by financing activities                                        -               855,665
                                                                                       ---------------       ---------------

NET CHANGE IN CASH                                                                            (162,236)              412,949
CASH, BEGINNING OF PERIOD                                                                      221,975               115,295
                                                                                       ---------------       ---------------
CASH, END OF PERIOD                                                                    $        59,739       $       528,244
                                                                                       ===============       ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                                                   -       $       145,755
                                                                                       ===============       ===============
     Income taxes paid                                                                 $             -       $             -
                                                                                       ===============       ===============

 Issuance of common stock upon conversion of
    outstanding debt                                                                   $         6,398       $       248,844
                                                                                       ===============       ===============

See notes to financial statements.

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

         One of management's attempts to reduce costs is an appeal of its real estate tax assessment. In connection with tax appeal litigation in the New Jersey Tax Court, which commenced in April 1999 and the testimony phase was completed in May 1999, the Company engaged an appraiser to present its belief that the assessment is excessive. The appraiser estimated, in a report dated January 20, 1999, that (1) the cost to replace the building and the value of the land as of October 1, 1996 (the valuation date being used by the appraiser) was $9,661,000, (2) because of the continuing losses of the Company, fair market value could not be determined by capitalization of the Company's earnings and
         (3) comparable sales could not be identified by the appraiser. In the circumstances, the appraiser estimated fair value at $900,000 by capitalizing estimated "stabilized net operating income" of property similar to the Company's stadium and land. The appeal resulted in a valuation judgement of approximately $3.5 million, which would result in an estimated reduction in real estate taxes of approximately $22,000, annually. The reduction is retroactive to January 1, 1997. Management has not determined if a further appeal will be filed.

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

         Management believes that the Company is in need of additional liquid resources to enable the Company to sustain operations, and there can be no assurance that the Company will be able to obtain such additional liquid resources. In August 1999, the Company received $500,000 in cash proceeds from an equity issuance and convertible loan (see Note
         4).

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

         Claims of "insiders" (generally, former directors and executive officers of the Company and certain of their affiliates) of approximately $339,000 as of the Confirmation Date (including accrued salaries and loans and advances made to the Company) may be paid from time to time after payment in full of the Creditors' Note, as the cash flow of the Company may permit; however, each insider has the option to elect to be paid in shares of common stock of the Company valued at the then current market price of such common stock as reported on "NASDAQ." Through June 30, 1999, approximately $257,000 has been paid on the claims of insiders, principally through the issuance of common stock.

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

Note 4 - Subsequent Events:

         In August 1999, the Company issued, in a private placement, 500,000 shares of the Company's common stock to Robert J. Hartung for $250,000. In addition, Mr. Hartung has loaned to the Company $250,000 payable in August 2001 with 10% interest per annum; the loan is collateralized by the real estate and improvements of the Company, and is convertible as to principal in whole (but not in part) at any time into shares of common stock of the Company at $.50 per share. Upon conversion of the principal of this note, all accrued interest (other than interest on any prepaid principal) will be forgiven.

         Simultaneous with these transactions, Barry M. Levine and Robert H. Stoffel, Jr. resigned as directors and officers of the Company, and Mr. Hartung was elected to the board of directors and assumed the responsibilities of President, Chief Operating Officer and Chief Financial Officer.

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

In February 1999, the Company entered into a lease agreement, which commenced in May 1999 and expired in June 1999, with Newark Bears, Inc. (the "Bears") a professional baseball team, which is a member of the independent Atlantic League. Pursuant to the agreement, the Bears played 22 of its 1999 regular season home games at Skylands Park during the months of May and June 1999. The Bears paid rent of approximately $63,000. The Company retained the net proceeds of all alcohol beverage concessions at Bears games.

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

The Company anticipates receiving approximately $42,000 per year in rent from the Team, which management does not believe will constitute a significant portion of the Company's revenues. The Company expects to generate additional revenues from, among other things, the rental of skyboxes and advertising signs in Skylands Park, the rental of Skylands Park for other sports and entertainment events, the operation of the related facilities in the Complex, and the Company's direct and indirect ownership interest in the limited partnership that owns the Team. As of August 11, 1999, the Company had received 1999 season commitments for three skyboxes for an aggregate rental of approximately $24,000 (of which the Team is entitled to retain approximately $10,000). In addition, the Company is entitled to 20% of all revenues from advertising sign rental commitments at Skylands Park. The Company's 20% share of such revenues in 1998 was approximately $75,000.

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

Claims held by insiders (consisting primarily of former directors and executive officers of the Company and certain of their affiliates) in respect of pre-petition obligations (including but not limited to pre-petition loans made to the Company), originally in the aggregate amount of approximately $339,000, may be paid from time to time after payment in full of the Creditors' Note, as the cash flow of the Company may permit; or, at the option of each insider, may be paid at any time or from time to time in shares of common stock of the Company valued at the then-current market price of such common stock as reported on NASDAQ. During the six months ended June 30, 1999, approximately $6,000 was repaid upon conversion of such insider claims into 10,000 shares of common stock, leaving an unpaid balance of approximately $82,000 at June 30, 1999.

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

As of June 30, 1999, the Company had cash totaling approximately $60,000. Management believes that the Company is in need of additional liquid resources to enable the Company to sustain operations.

In August 1999, the Company issued, in a private placement, 500,000 shares of the Company's common stock to Robert J. Hartung for $250,000. In addition, Mr. Hartung has loaned to the Company $250,000 payable in August 2001 with 10% interest per annum; the loan is collateralized by the real estate and improvements of the Company, and is convertible as to principal in whole (but not in part) at any time into shares of common stock of the Company at $.50 per share. Upon conversion of the principal of this note, all accrued interest (other than interest on any principal) will be forgiven.

Comparative Quarterly Results

The Company's stadium and facility rentals and admissions during the three and six months ended June 30, 1999 was approximately $145,000 and approximately $181,000, respectively, as compared to approximately $87,000 and approximately $114,000 for the three and six months ended June 30, 1998. The increases are principally attributable to the lease with the Bears. Retail and concession revenue decreased by approximately $9,000 for the three and six months ended June 30, 1999, to approximately $63,000 and $74,000, respectively. The decrease is principally attributable to an advance received from the Company's concessionaire in 1998 and reduced merchandise selection in 1999.

Cost of stadium operations increased by approximately 10% to approximately $79,000 and approximately $113,000 for the three and six months ended June 30, 1999, respectively, as compared to approximately $71,000 and approximately $103,000 for the same periods in 1998. The increase reflects required maintenance to the Stadium in connection with the Bears games. Cost of retail and concession sales as a percentage of retail and concession sales increased to approximately 60% for the three and six months ended June 30, 1999, respectively, as compared to 38% and 45% in the comparable prior year periods. The increase is due to the absence of a $12,000 advance received from the Company's concessionaire in 1998.

Selling, general and administrative expenses increased by approximately $24,000 and approximately $44,000 to approximately $213,000 and approximately $412,000 for the three and six months ended June 30, 1999, respectively, as compared to approximately $189,000 and approximately $369,000 for the same periods in 1998. The increase is due principally to an increase in insurance costs, stock transfer fees relating to the January 1999 reverse split, and certain professional fees.

Depreciation and amortization expense decreased to approximately $10,000 and approximately $20,000 for the three and six months ended June 30, 1999, respectively, from approximately $91,000 and approximately $183,000 for the same periods in 1998. The decrease is attributable to the write-down of the Company's fixed assets by approximately $11,545,000 in the fourth quarter of 1998. The write-down reduced the depreciable basis of the underlying fixed assets.

Net loss in the three and six months ended June 30, 1999 was approximately $110,000 and approximately $315,000, respectively, as compared to approximately $941,000 and approximately $1,215,000 in the three and six months ended June 30, 1998, respectively. The decrease is primarily attributable a non-recurring charge for stock based compensation recognized in the second quarter 1998 of approximately $734,000, and to the decrease in depreciation and amortization in the 1999 periods.

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

Item 1 -  Legal Proceedings

          None

Item 6 -  Exhibits and Reports on Form 8-K.

          (a)  Exhibit 27 - Financial Data Schedule

          (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MILLENNIUM SPORTS MANAGEMENT, INC.
----------------------------------
      (Registrant)




       Signature                          Title                     Date

                                        President              August 12, 1999
                                  Chief Operating Officer
/s/ Robert J. Hartung.            Chief Accounting Officer
--------------------------
    Robert J. Hartung.