Form 10QSB
period 1999-09-30
MILLENNIUM SPORTS MANAGEMENT INC
filed 1999-11-12
CIK 904075

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


        X     QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
      -----     THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

              TRANSITION REPORT UNDER SECTION 13 or 15(d) OF
      -----     THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              -------    -------

                        Commission file number 0-22042

                      MILLENNIUM SPORTS MANAGEMENT, INC.
       (Exact name of small business issuer as specified in its charter)


                New Jersey                            22-3127024
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)            Identification No.)

                Ross' Corner
    U.S. Highway 206 and County Route 565
             Augusta, New Jersey                         07822
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
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes        No
                                                      -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 1,229,809 shares of common stock outstanding as of October 31, 1999.

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):

                                Yes       No   X
                                    -----    -----

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                                BALANCE SHEETS

                                                        September 30,   December 31,
                                                             1999            1998
                                                         -----------     ------------
                                                         (Unaudited)       (Note 1)
                                                         -----------     ------------
                   ASSETS

PROPERTY AND EQUIPMENT, AT COST,
 LESS ACCUMULATED DEPRECIATION                          $    868,754    $     900,000

CASH                                                         524,223          221,975

INVENTORIES                                                   44,841           71,335

INVESTMENT IN LIMITED PARTNERSHIP, AT EQUITY                 371,978          466,759
OTHER ASSETS                                                  54,600          118,048
                                                        ------------    -------------
                                                        $  1,864,396    $   1,778,117
                                                        ============    =============


     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Mortgage payable                                       $    250,000
 Amounts due insiders, pursuant to
  Chapter 11 proceedings                                      82,115    $      88,513
 Accounts payable and accrued expenses                       329,737          262,293
 Accrued interest                                                              63,642
 Accrued compensation - officers and directors               176,600          170,775
                                                        ------------    -------------
     Total Liabilities                                       838,452          585,123
                                                        ------------    -------------

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value: 500,000 shares
  authorized, none issued
 Common stock, no par value, stated value $0.01
  per share; 2,000,000 shares authorized
  1,229,809 and 719,809 shares issued in 1999
  and 1998, respectively                                     122,980           71,980
 Additional paid-in capital                               19,622,050       19,416,652
 Accumulated deficit                                     (18,719,086)     (18,295,638)
                                                        ------------    -------------
     Total Stockholders' Equity                            1,025,944        1,192,994
                                                        ------------    -------------

                                                        $  1,864,396    $   1,778,117
                                                        ============    =============

See notes to financial statements.

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                Nine months ended               Three months ended
                                                                 September 30                       September 30
                                                        -----------------------------      -----------------------------
                                                             1999            1998               1999            1998
                                                        ------------    -------------      ------------    -------------
REVENUES:
 Stadium and facility rentals and
  admission                                             $    307,846    $     327,411      $    123,635    $     213,052
 Retail sales                                                 70,111          207,689            31,312          122,036
 Concession sales                                             98,913                             66,635
 Other                                                        30,504            8,645             8,386            1,159
                                                        ------------    -------------      ------------    -------------
      Totals                                                 507,374          543,745           229,968          336,247
                                                        ------------    -------------      ------------    -------------

COSTS OF SALES AND SERVICES:
 Costs of stadium operations                                 206,045          196,979            92,578           93,847
 Costs of retail and concession sales                         96,014          111,950            49,882           73,897
 Selling, general and administrative                         601,840          583,266           189,801          214,652
 Stock compensation to officers and
  directors                                                                   734,375
 Depreciation                                                 31,246          273,825            10,416           91,275
                                                        ------------    -------------      ------------    -------------
                                                             935,145        1,900,395           342,677          473,671
                                                        ------------    -------------      ------------    -------------

LOSS FROM OPERATIONS                                        (427,771)      (1,356,650)         (112,709)        (137,424)
 Income of limited partnership                                                100,000                            100,000
INTEREST INCOME                                                4,323            6,734             3,863            2,766
 Write down of joint venture                                                 (175,000)                          (175,000)
                                                        ------------    -------------      ------------    -------------

NET LOSS                                                $   (423,448)   $  (1,424,916)     $   (108,846)   $    (209,658)
                                                        ------------    -------------      ------------    -------------

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                          791,225          643,452           929,000          717,719
                                                        ------------    -------------      ------------    -------------

BASIC AND DILUTED LOSS PER
 COMMON SHARE                                           $      (0.54)   $       (2.21)     $      (0.12)   $       (0.29)
                                                        ------------    -------------      ------------    -------------

See notes to financial statements.

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (Unaudited)

                                                             Common stock
                                                     --------------------------    Additional
                                                        Number                      Paid-in         Accumulated
                                                      of Shares       Amount        Capital           Deficit           Total
                                                       --------      ---------     -----------     ------------       ----------
BALANCE DECEMBER 31, 1998                                719,809      $ 71,980    $19,416,652      $(18,295,638)      $1,192,984
Issuance of common stock upon conversion of
   debt                                                   10,000         1,000          5,398                              6,398
Issuance of common stock in a
   private placement                                     500,000        50,000        200,000                            250,000

NET LOSS                                                                                               (423,448)        (423,448)
                                                       --------      ---------     -----------     ------------       ----------

BALANCES, September 30, 1999                           1,229,809      $122,980     $19,622,050     $(18,719,086)      $1,025,944
                                                       --------      ---------     -----------     ------------       ----------

                       See notes to financial statements

                       MILLENIUM SPORTS MANAGEMENT, INC.

                           STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                Nine months ended September 30,
                                                                                -------------------------------
                                                                                   1999               1998
                                                                                ---------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(423,448)         $(1,424,916)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation and amortization                                                  31,246              273,825
    Stock compensation awarded to officers and directors                                               734,375
    Equity in income of limited partnership                                                           (100,000)
    Write down of investment in joint venture                                                          175,000
    Common stock issued for services rendered                                                             -
    Changes in operating assets and liabilities:
      Inventory                                                                     9,586               34,338
      Other assets                                                                 39,887              (12,781)
      Accounts payable and accrued expenses                                       263,467             (208,525)
                                                                                ---------          ------------
        Net cash flows from operating activities                                  (79,262)            (528,684)
                                                                                ---------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and improvements                                                               (14,964)
  Investment in joint venture                                                                         (134,000)
  Distribution from limited partnership                                            94,781               98,994
                                                                                ---------          ------------
        Net cash flows from investing activities                                   94,781              (49,970)
                                                                                ---------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                                     250,000                 -
  Repayments of creditors' notes payable and amounts due inside                                         (3,500)
  Proceeds from issuance of common stock upon exercise
    of warrants, net of costs                                                                          767,063
  Proceeds from issuance of warrants                                                                    92,014
  Payments of offering costs                                                      250,000                 -
                                                                                ---------          ------------
        Net cash flows from by financing activities                               500,000              855,577
                                                                                ---------          ------------

NET CHANGE IN CASH                                                                515,519              276,923
CASH, BEGINNING OF PERIOD                                                           8,704              115,295
                                                                                ---------          ------------
CASH, END OF PERIOD                                                             $ 524,223          $   392,218
                                                                                ---------          ------------

Issuance of common stock upon conversion of
outstanding debt                                                                $   6,398          $   275,244
                                                                                ---------          ------------

See notes to financial statements.

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

         Annual Review for Impairment of Long-lived Assets - In accordance with generally accepted accounting principles, management reviews its property and equipment to determine its recoverability through future profitable operations due to the Company operating at a loss since it emerged from Chapter 11 of the Bankruptcy Code in 1995. In years prior to 1998 management believed that profitability could be achieved through, among other things, leases with additional teams and leagues, lease of the stadium name, reduction in administrative costs, leasing the museum and store facilities or other uses, development of the property into a year-round facility, and leasing a portion of the parking facilities and water treatment equipment to adjacent land owners upon construction of a strip mall.

         One of management's attempts to reduce costs is an appeal of its real estate tax assessment. In connection with tax appeal litigation in the New Jersey Tax Court, which commenced in April 1999 and the testimony phase was completed in May 1999, the Company engaged an appraiser to present its belief that the assessment is excessive. The appraiser estimated, in a report dated January 20, 1999, that (1) the cost to replace the building and the value of the land as of October 1, 1996 (the valuation date being used by the appraiser) was $9,661,000, (2) because of the continuing losses of the Company, fair market value could not be determined by capitalization of the Company's earnings and
         (3) comparable sales could not be identified by the appraiser. In the circumstances, the appraiser estimated fair value at $900,000 by capitalizing estimated "stabilized net operating income" of property similar to the Company's stadium and land. The appeal resulted in a valuation judgement of approximately $3.5 million, which would result in an estimated reduction in real estate taxes of approximately $22,000, annually. The reduction is retroactive to January 1, 1997. Management has determined a further appeal will be filed.

         In view of the continuing doubt about the Company's ability to achieve substantial improvements in operating results necessary to fully recover their cost, management

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)




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

During the periods presented herein and since inception, the Company generated only limited amounts of revenues from the events held at Skylands Park and the operation of the Related Facilities and, as a result, the Company has incurred significant net losses. Revenues from the rental of the Skylands Park to its primary tenant have not and will not be significant. The Company generates additional revenues from the rental of skyboxes and advertising signs in the Skylands Park, parking fees and other revenues from other baseball games, the rental of Skylands Park for other sports and entertainment events, the operation of the retail, recreation and other related facilities in the Complex, and the Company's ownership in Minor League Heroes, L.P. ("Heroes"), which is the limited partnership that owns and operates the Company's primary tenant. Accordingly, the Company's ability to generate significant additional revenues will be dependent upon, among other things, its ability to generate future attendance at events and the success of its other commercial operations.

Management believes that the Company is in need of additional liquid resources to enable the Company to sustain operations, and there can be no assurance that the Company will be able to obtain such additional liquid resources. In August 1999, the Company received $500,000 in cash proceeds from an equity issuance and convertible loan (see Note 4).

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



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

Claims of "insiders" (generally, former directors and executive officers of the Company and certain of their affiliates) of approximately $339,000 as of the Confirmation Date (including accrued salaries and loans and advances made to the Company) may be paid from time to time after payment in full of the Creditors' Note, as the cash flow of the Company may permit; however, each insider has the option to elect to be paid in shares of common stock of the Company valued at the then current market price of such common stock as reported on "NASDAQ." Through Sept. 30, 1999, approximately $257,000 has been paid on the claims of insiders, principally through the issuance of common stock.

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

Note 4 - Subsequent Events:

On August 5, 1999, the Company issued, in a private placement, 500,000 shares of the Company's common stock to Robert J. Hartung for $250,000. In addition, Mr. Hartung has loaned to the Company $250,000 payable in August 2001 with 10% interest per annum; the loan is collateralized by the real estate and improvements of the Company, and is convertible as to principal in whole (but not in part) at any time into shares of common stock of the Company at $.50 per share. Upon conversion of the principal of this note, all accrued interest (other than interest on any prepaid principal) will be forgiven.

                      MILLENNIUM SPORTS MANAGEMENT, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


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

                      MILLENNIUM SPORTS MANAGEMENT, INC.

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

Claims held by insiders (consisting primarily of former directors and executive officers of the Company and certain of their affiliates) in respect of pre-petition obligations (including but not limited to pre-petition loans made to the Company), originally in the aggregate amount of approximately $339,000, may be paid from time to time after payment in full of the Creditor's Note, as the cash flow of the Company may permit; or, at the option of each insider, may be paid at any time or from time to time in shares of common stock of the Company valued at the then-current market price of such common stock as reported on NASDAQ. During the six months ended June 30, 1999, approximately $6,000 was repaid upon conversion of such insider claims into 10,000 shares of common stock, leaving an unpaid balance of approximately $82,000 at September 30, 1999.

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

                      MILLENNIUM SPORTS MANAGEMENT, INC.


Liquidity and Capital Resources

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock to and short-term borrowings from certain shareholders, which were used during the period from inception through March 1993; the net proceeds of approximately $739,000 from a private placement of common stock and warrants, which were used during the period from March 1993 through September 1993; the net proceeds of approximately $5,815,000 from an initial public offering of common stock and Class A Warrants, which were used during the last quarter of 1993 and the first quarter of 1994; short-term borrowings from certain officers, former shareholders and other related and unrelated parties during March, April and May 1994, which were used during the first and the beginning of the second quarter of 1994; proceeds from the exercise of Class A Warrants and Class B Warrants, which were received during the fourth quarter of 1994, and in 1995; net proceeds of $1,500,000 from a private placement of common stock in August 1995 (all of which net proceeds were utilized for partial prepayment of the Creditors' Note); and net proceeds of $2,965,228 from the issuance of and exercise of Class A Warrants and Class D Warrants and underwriter's warrants in 1997 and 1998. As of December 31, 1998, all unexercised Class A Warrants expired, and the Company has ceased any further offering of Class D Warrants.

As of September 30, the Company had cash totaling approximately $524,000.

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

                      MILLENNIUM SPORTS MANAGEMENT, INC.

Comparative Quarterly Results

The Company's stadium and facility rentals and admissions during the three and nine months ended September 30, 1999 was approximately $124,000 and approximately $308,000, respectively, as compared to approximately $215,000 and approximately $327,000 for the three and nine months ended September 30, 1998. The decreases are principally attributable to the lack of non-baseball events. Retail and concession revenue decreased by approximately 20% for the three and nine months ended September 30, 1999, to approximately $98,000 and $169,000 respectively. The decrease is principally attributable to a decline of 12% in Cardinal's attendance.

Cost of stadium operations increased by approximately 5% to approximately $93,000 and approximately $206,000 for the three and nine months ended September 30, 1999. The increase reflects required maintenance to the stadium in connection with the Bears games. Cost of retail and concession sales as a percentage of retail and concession sales decreased to approximately 57% for the three and nine months ended September 30, 1999, respectively, as compared to 60% and 54% in the comparable prior year periods. The decrease is due to reduced labor costs.

Selling, general and administrative expenses decreased by approximately $25,000 to $190,000 for the three months ended September 30, 1999, as compared to the same three months in 1998. The decrease is due to a reduction in legal and labor costs.

The decrease in depreciation expense is attributable to the write-down of the Company's fixed assets by approximately $11,545,000 in the fourth quarter of 1998.

Net loss in the three and nine months ended September 30, 1999 was approximately $109,000 and approximately $423,000 respectively, as compared to approximately $209,000 and approximately $1,425,000 in the three and nine months ended September 30, 1998, respectively. The decrease is primarily attributable to a non-recurring charge for stock based compensation recognized in the second quarter of 1998 of approximately $734,000, and to the decrease in depreciation in the 1999 periods.

Market For the Company's Common Stock

In March 1999, the Company's common stock was delisted from the NASDAQ Small Cap Market and is now quoted on the OTC Bulletin Board.

Part II -    OTHER INFORMATION

Item 1-      Legal Proceedings
             None

Item 6-      Exhibits and Reports on Form 8-K
             (a)  Exhibit 27 - Financial Data Statement
             (b) The Company did not file any reports on Form 8-K during the Months ended September 30, 1999.

                      MILLENNIUM SPORTS MANAGEMENT, INC.


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MILLENIUM SPORTS MANAGEMENT, INC.
---------------------------------
      (Registrant)


        Signature                          Title                    Date


                                    President                  November 1, 1999
                                    Chief Operating Officer
/s/ Robert J. Hartung               Chief Accounting Officer
----------------------------
        Robert J. Hartung